Form 10-K
period 2015-12-31
Wadena Corp.
filed 2016-03-30
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2015
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23564 Calabasas Road, Suite 205, Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(818) 855-8199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $30,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
141,525,000 shares of $0.001 par value common stock outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

9

Item 4.

Mine Safety Disclosures

9

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

9

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

15

Item 9A.

Controls and Procedures

15

Item 9B.

Other Information

16

Item 10.

Directors, Executive Officers and Corporate Governance

16

Item 11.

Executive Compensation

17

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

18

Item 13.

Certain Relationships and Related Transactions, and Director Independence

19

Item 14.

Principal Accounting Fees and Services

19

Item 15.

Exhibits, Financial Statement Schedules

20

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Overview

We are a development stage company that has not realized any revenues to date.  Our business is the development and marketing a fixed digital gateway presence for Telehealth services through a diverse marketing strategy that highlights E-visits for doctor patient interaction through the internet that connects users with the desire to be treated.

We were incorporated in the State of Nevada on January 21, 2011.  On March 4, 2015, we effected a forward stock split of our common shares at a ratio of 45 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 3,145,000 common shares before the split and there were 141,525,000 common shares after the split.

On March 4, 2015, we also filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment amended Article 3 of our Articles of Incorporation to: authorize the issuance of up to five million (5,000,000) shares of Preferred Stock, par value $0.001 per share, of which the voting and other powers, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the shares of such series shall be determined by the Board of Directors. As a result of the Certificate of Amendment, we now have 205,000,000 authorized shares, par value $0.001 per share, consisting of two classes designated as “Common Stock” and “Preferred Stock.” The total number of shares of Common Stock that we have authority to issue is 200,000,000 shares and the total number of shares of Preferred Stock that we have authority to issue is 5,000,000 shares.

Our corporate and mailing address 23564 Calabasas Road, Suite 205, Calabasas, CA, 91302 and our telephone number is (818) 855-8199.

General

Telemedicine and Virtual Medicine are interchangeable terms often described under the heading of “Telehealth” referring to the use of electronic communication and information technologies to provide or support clinical care at a distance.  Telehealth, being the broadest of these terms is often used to refer to a diverse group of health-related activities. We are developing a fixed digital gateway presence for Telehealth services through a diverse marketing strategy that highlights E-visits for doctor patient interaction.

Business

On August 3, 2015, we signed an agreement with New Benefits, Inc. to become one of its independent sales representatives. We intend to offer membership to healthcare benefits packages as a reseller for New Benefits, Inc. under its own private label. The service offered connects individuals with participating physicians and other licensed healthcare practitioners (the “Providers”) in real time, via live streaming video, telephone and/or secure e-mail for diagnosis and treatment of patients over the Internet, as well as providing other types of administrative services and information. All of the participating Providers have independently contracted to be in a network operated by New Benefits, Inc. We do not provide any physicians’ or other Providers’ services itself.  Our services enable access to Providers who have agreed to provide patient care to customers using our system. Our service consists of a telemedicine feature. We arrange for the provision of care; we do not provide medical care nor does New Benefits.

New Benefits is a leader in non-insured health, personal security and leisure benefit plans. It has been in business for over 25 years and has in excess of 25 million members in its various plans.  New Benefits members, depending on the plan they purchase, have access to a doctor 24/7 through their telephone, computer, Smartphone or tablet to obtain a quick diagnosis and/or treatment options from a U.S. licensed physician.  New Benefits contracts with U.S. board-certified doctors.  Neither New Benefits nor our company is responsible for the care and treatment rendered to the members by the participating doctors.  The care and treatment is between the member/patient and the doctor and the doctor is solely responsible for such care and treatment.

The services will be marketed over the Internet and anchored by a team of qualified sales people via the telephone should we advance the business model to that point.  We will secure merchant accounts and take credit cards over the phone and on the Internet for the memberships we sell.  Fulfillment is provided by our contracted Direct Medical Provider Organization (“DMPO”), New Benefits, Inc. It is intended for Phase 1 to provide us with the knowledge, information and firmly position our company to generate revenue under the DMPO model, which at this time is the most profitable channel for these services, primarily offered through employee benefits programs.

As a new age healthcare company, we will create value for patients, physicians, and payment systems through Telemedicine services.  As a result of the increasing digital transformation in healthcare, we will be able to address some of the challenges facing healthcare today, recognizing a diversity of services provided in healthcare that present complications. The healthcare industry represents approximately 17% of the U.S. economy. This is important given the extent of government involvement with healthcare for the elderly and the poor through Medicare and Medicaid. Cost, access, and convenience present difficulties for patients who need care, the doctors who provide it and how those services are paid.  Some of these problems can be alleviated through the use of telemedicine. Convenience is a driving force behind the growing popularity of Telehealth services, however the ability to deliver care at a lower cost is ultimately what will determine success.  Lower overhead is the primary factor that allows for a lower cost. This is attractive both to patients and physicians.  We will collect fees from every physician-patient interaction.  We have chosen to enter this market at the perfect time as digital technology is able to rapidly increase its application in the healthcare industry. In addition to the obvious increase in ease of use, we will be able to provide comfort and desire for interaction with physicians in a more convenient cost effective way.

The terms “fixed digital gateway presence” and “fixed digital gateway for Telehealth services and internet interface” are interchangeable used in context and do not relate directly to the product we intend to sell initially.  One is more descriptive than the other, describing the fact there will be a website. The dual-channel approach refers to the enterprise-level Telemedicine platform we will have to offer healthcare providers to introduce virtual medicine programs in their offices. The platform facilitates on-demand and scheduled consults, record keeping and billing solutions, which can be managed by all levels of clinicians including primary care and specialty physicians, pharmacists, nurse practitioners and physician’s assistants.  We will collect fees for every e-visit and virtual consult that takes place on the system in addition to collecting fees from clinicians for access to and use of the platform.

Selling the New Benefits suite of services is not a technical platform; it will be in addition to the technical platform that will be used to provide virtual medicine in medical practices.  We do not intend to employ a third party, we will be a reseller for one of several providers of the enterprise level telemedicine platform and run it ourselves, the provider will manage the technology. This is in addition to reselling New Benefits programs.

Strategy

By securing a contract with a leading Health benefits network to resell a full suite of virtual health benefits as a DMPO or “Direct Medical Provider Organization” using a direct pay model, the consumer pays a monthly recurring fee. Additionally, we will introduce an enterprise-level Telemedicine platform for healthcare providers to introduce virtual medicine programs in their offices. The platform facilitates on-demand and scheduled consults, record keeping and billing solutions, which can be managed by all levels of clinicians including primary care and specialty physicians, pharmacists, nurse practitioners and physician’s assistants.  We will collect fees for every e-visit and virtual consult that takes place on the system in addition to collecting fees from clinicians for access to and use of the platform. This dual-channel approach is unique to us allowing our company to profit on demand in the current market, while positioning for growth as physicians accept and implement virtual services to build their practice and maintain patient relationships, this is a material element to our strategy.  There is no assurance that we will be able to introduce this new service this year or if introduced that it will be successful.

Industry

As telemedicine has grown during the past 15 years, it has been used to deliver care to patients in rural communities, in their homes, in nursing homes and assisted living facilities and urban areas. Its scope has expanded to include direct care to patients, patient education, and continuing education for health care providers. The term “Telehealth” is now often used to describe the expanded function of using technology to facilitate the delivery of health care and health training at a distance. As the baby boomers begin to retire, the problem with limited numbers of physicians, nurses, and other health care providers is expected to exacerbate.  Health care must be as efficient as possible. This situation provides an opportunity for the application of Telehealth.

According to United Health Services “Population growth from 2008-2030 is set at 20%, reaching 363 million residents, but at the same time, forecasts predict a shortage of healthcare professionals and a lack of specialists and health facilities in rural areas. Additionally, there is an expected increase in chronic diseases, including diabetes, congestive heart failure and obstructive pulmonary disease.  Every year, 5 million patients are admitted to intensive care units accounting for at least 20% of hospitals’ operating budgets. Telehealth can reduce the impact of these challenges by connecting the right people with the right resources and expertise at the right time.”

Environment

The current market has forced wide spread adoption of alternatives as they become necessary to provide health care to a population that is rapidly increasing, combined with economic conditions this is creating a demand that reaches far beyond what the current system supports. Even under Patient Protection and Affordable Care Act, deductibles need to be met and office visits are consistently at a higher cost than an E-visit.  With the poor and the elderly being the primary market, E-visits are more affordable. Under the DMPO model, we intend to capitalize on the current environment.

2016 should see a significant increase in Telehealth services and E-visits primarily due to changes in technology and increased pressure to reduce costs while improving care. PC deployment, fixed internet and comfort with technology by the older population who make up the bulk of doctor visits will contribute to this increase in demand for Telehealth services.  We are also taking advantage of advancements in analytics that integrate with E-visit technology assimilating into the current environment over multiple channels.

Mobile

Wide spread adoption of mobile devices are also making E-visits more readily available and represent a more viable way to conduct an E-visit.

As an enhancement to the virtual services offered and in order to provide easier access to meet the demand for mobile access, we are focusing on a mobile application for user-experience and customer acquisition. The mobile application will lead the way for customer engagement and first point of contact. This is a material part of the overall strategy and direction for our company.  Through this application, we will be able to offer 24/7 access to a full spectrum of Telehealth and medical services.  We expect to be on-line with this mobile app by the end of 2016.

Market size and Growth Potential

In 2014, there was an estimate of 100 million E-visits for virtual medicine calls globally. Representing over $5 billion in savings when compared to the cost of office visits this is a 400% increase since 2012.  North America accounts for about 75% of this. There are more than 600 million doctor offices visits annually to general practitioners and half of these visits are for reasons that could be solved through an E-visit.  E-visits are a sub set of the overall Telehealth market which is predicted to hit 25 billion within the next year. The E-visits are the primary focus for our marketing plan and the applications we intend to employ.

Health care reform, the newly insured and a growing interest in population health management have intensified the market’s interest in Telehealth technologies and services. In looking to extend capabilities and patient interactions beyond traditional care settings, health care providers are developing integrated strategies for adopting Telehealth technologies — as more payers and employers begin to pay for these services and as the value of these tools is increasingly quantified. A recent study from business information provider IHS predicts the US Telehealth market will grow from $240 million in revenue in 2013 to $1.9 billion in 2018 — an annual growth rate of more than 50%. The anticipated surge is due in part to the current physician shortage and an expanded patient base under the Patient Protection and Affordable Care Act.  Added to the move toward Telehealth are efforts to put consumers at the center of their own health care — maximizing the power of technology innovations for virtual care, where patients can get the care they need where and when they need it.

The total market in developed countries is estimated to between $50 and $60 billion calculated as follows: 3 to 4 visits per year in a developed country per person, these countries have a population of about 1 billion people, which translates to 3.5 billion doctor visits annually - the cost per visit varies worldwide from $11 in Spain to $40 in Germany and $89 in the US. Assuming a $50 average per visit, the market value is $175 billion per year in office visits. Not all visits can be properly handled by E-visits, but assuming follow ups added to a 1/3 assumption landing between 30 and 40% implies $50 to $60 billion as the total accessible market for E-visits.

Growth in this industry has been consistently running at about 50% annually for the past few consecutive years.

Competition

Telehealth has created its own ecosystem and the primary parts of the ecosystem are based on technology, including, peripheral device suppliers and gateway suppliers - health hubs and mobile gateways; in addition to data transmission service providers - cellular and broadband. There are several companies offering the exact same services as our company. Almost all of these companies have substantially greater capital and marketing resources, and greater experience in commercializing products and services than we have.

As the industry defines itself, suppliers in different segments of the ecosystem are collaborating. However, as the market changes, competition between suppliers will increase.

The market primarily consists of three types of entities. They are:

•

Data transmission suppliers, which provide information exchange technology for Telehealth systems; mobile and internet

•

Gateway suppliers, which provide Telehealth hubs and user platforms.

•

Peripheral device suppliers, which provide remote monitoring devices - such as blood pressure monitors and glucose meters, used in conjunction with Telehealth services.

Competition will increase as these entities expand the types of services they provide. Through improved choices, new competition brings with it the real possibility of higher quality and lowered costs. This increased competition also presents a challenge to providers, health systems and regulators used to traditional delivery systems. Many feel threatened. Resistance to the growth of telemedicine can be attributed, in part, to the fear of competition. Nevertheless, consumer choice and competition flourish when barriers to access and innovation are removed. This creates an opportunity for profitable relationships between gateways and peripheral suppliers.

Government Regulations

The healthcare industry and the practice of medicine are extensively regulated at both the state and federal levels. The practice of medicine is subject to various federal, state and local certification and licensing laws, regulations and approvals, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care and cross-coverage practice), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication. The application of some of these laws to Telehealth is unclear and subject to differing interpretation.

Privacy and Security of Health Information and Personal Information; Standard Transactions: We may be engaged by a healthcare practice or facility that is considered a Covered Entity under the terms of HIPPA. In providing and performing administration and support services for such Covered Entities (i.e. physician practices and laboratories), such as medical coding and medical billing, medical chart review, healthcare facility call and message management, healthcare emergency dispatch and physician practice administration, we may come in contact with a Covered Entity’s confidential patient medical information. Under such an engagement, the Covered Entity may make available and/or transfer to us certain Protected Health Information, as that term is defined and certain Electronic Protected Health Information ("EPHI") as that term is defined, in connection with goods or services that may be provided by us to the Covered Entity, that is confidential and subject to protection under HIPAA, HIPAA regulations and the HITECH Act. As such, we would be considered a Business Associate of the Covered Entity and further be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients our client physician practices and facilities treat. As a “Business Associate”, we are subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients its client physicians treat. The principal federal legislation is part of HIPAA, pursuant to which, the Secretary of the Department of Health and Human Services, or “HHS”, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. These regulations also confer certain rights on patients regarding their access to and control of their medical records in the hands of healthcare providers.

Federal and State Fraud and Abuse Laws: The federal healthcare Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions that, if met, will provide healthcare providers and other parties with an affirmative defense against prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

Research and Development Expenditures

We have not incurred any research or development expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own any patents or trademarks.

Employees

As of December 31, 2015, we have no employees and have chosen to outsource some of required services.  Our President, Secretary/Chief Financial Officer provides services to us on an as-needed basis, which is usually thirty percent of his time.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

 Our 1540 South Coast Highway, Suite 206, Laguna Beach, CA office was given up on March 15, 2016 and currently our interim office space is being provided to us free of charge by our company attorney while we search for new space.

Item 3.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange and we cannot assure that there will be a market in the future for our common stock.

We intend to apply for the quoting of our common stock on the OTCBB.  However, there is no assurance that our common stock will be quoted on the OTCBB or, if quoted, that a public market will develop.

As of March 30, 2016, there were 33 holders of record of our common stock. As of such date, 141,525,000 shares of our common stock was issued and outstanding and no preferred stock was issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Shares Issuable Upon Conversion of Convertible Debentures

We do not have any issued or outstanding convertible debentures or any other securities that are convertible into our Common Stock.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Form 10-K (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our S-1 Registration Statement, as well as in other documents we file with the Securities and Exchange Commission ("SEC ").

Plan of Operation for the Next Twelve Months

Certain key factors that have affected our financial and operating results in the past will affect our future financial and operating results.  These include, but are not limited to additional funding or the utilization of other venture partners that will be required to fund further development and implementation of our internet services when and if such activity is commenced.  In the past we have been dependent on funding from the private placement of our securities as well as loans from related and third parties as the sole sources of capital to fund operations.

The Scope of Work

We will require additional funding in order to proceed with additional development and implementation.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

In addition to development, implementation and marketing and advertising costs of approximately $75,000, we will incur salary expenses of $12,000 for Mr. St. George prior to his resignation in March 2016 and for Mr. Sawatsky of $24,000, for a total of $111,000 for the year.  If the Company cannot afford to pay this salary the salary will be accrued.  In addition, we anticipate spending an additional $105,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with the filing of this annual report and complying with future SEC reporting obligations.  Operational expenses are estimated to be $45,500, which includes completion and maintenance of our website.  Total expenditures over the next 12 months are therefore expected to be approximately $261,500.

Results of Operations

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

Years Ended December 31, 2015 and 2014.

We are currently in the development stage and had no revenues for the years ended December 31, 2015 and 2014.  Operating expenses for the years ended December 31, 2015 and 2014 were $136,695 and $53,720, respectively, and were comprised of principally legal and accounting costs, depreciation, and management fees.

Net loss for the years ended December 31, 2015 and 2014, were $136,695 and $53,720, respectively. Our loss increase by approximately $82,975 was primarily due to the increase in legal and accounting costs attributable to the preparation of our Form S-1.

Net cash used in operating activities for the year ended December 31, 2015 was $130,726, primarily due to the net loss for the year of $136,695.

Net cash flow from financing activities for the year ended December 31, 2015 was $127,000 due to loans from  unrelated parties.

As a result of the above activities, we experienced a net decrease in cash of $3,726 for the year ended December 31, 2015. Cash and cash equivalents at December 31, 2015 were $6,575.

Our primary sources of operating capital have been debt and equity financings.  Due to our continuing losses from business operations, the independent auditor’s report dated March 30, 2016, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock and by loans from non-affiliated third parties in the aggregate amount of $188,400 through December 31, 2015. The loans are unsecured, non-interest bearing and are payable on demand.

Our principal sources of liquidity as of December 31, 2015 consisted of $6,575 in cash.  Since inception through to and including December 31, 2015, we raised $31,400 through a private placement of our common stock.

Our website which is a material part of the commencement of our business is 80% completed. Should financing allow, we plan to complete the website and carry out the rest of our business plan commencing in mid- 2016.  The financing for these goals could come from further equity financing or could come from the further sales of securities and/or loans. There are no assurances that we will be able to achieve further sales of our securities or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to implement or continue to maintain our Telehealth service and our venture will fail.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. We are seeking financing in the form of equity capital in order to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Proposed Goals Over the Next Twelve Months

•

Complete website for reselling DMPO products 0-120 days

•

Complete corporate site 0-90 days

•

Create collateral marketing materials / brochures 0-90 days

•

Secure credit card processing 0-90 days

•

Establish marketing channels 90-180 days

•

Establish marketing partnerships 3- 12 months

•

Beta test marketing partners will be on going 3-12 months

•

Analyze Metrics and ROI to establish a long term marketing budget 6- 12 months

•

Employ a call center for telemarketing 60-90 days

•

In house customer service rep for membership assistance 60-90 days

Description of Development and Operating Expenses
(1) Website development and Beta Testing	90 days from funding	$15,000
(2) Server Hosting Set-Up and Maintenance	90 days from funding	$8,000
(3) Virtual Medicine Platform	8-12 months launch	$10,000
Total Capitalizable Expenditures		$33,000

Operating Costs
(4) Operating Costs and General-Administrative Expenses	12 Months	$20,000
(5) Marketing and Advertising	12 Months	$75,000
(6) Management Costs	12 Months	$40,000
(7) Consulting Fees	12 Months	$15,500
(8) Salaries	12 Months	$45,000
Total Development and Operating Expenses		$195,500

Description of Development	Estimated	Estimated
Expenses for the Prospectus (*9)	Completion Date	Expenses
Legal Expenses	12 Months	$34,000
Accounting Fees	12 Months	$9,500
Printing and Filing Costs	12 Months	$1,500
Total Development Expenses	12 Months	$45,000
Total Capitalizable Expenditures (above)		$33,000
Total Development and Operating Expenses (above)		$195,500
Total		$273,500

Expense Detail:

(1)

Server Hosting, Set-Up, Beta Testing and Maintenance monthly service contract will include a scalable Dedicated Virtual Server with technical specifications including CPU Intel E5506 Core(5), Speed 2.13 Hz, RAM 24 GB, Raid 1, Centos 6.XOS and Hard Drive 2 x 1,000 GB.

(2)

Hosting and maintenance includes; Server redundancy, security patches and upgrades, scheduled maintenance, 24/7/365 monitoring utilizing multiple connections to multiple providers on the internet backbone, 24 hour response time, 99.5% network uptime guarantee, nightly back-ups of data, weekly back-ups of website and all web-site testing.

(3)

License and install software for the platform.

(4)

Operating costs and general administrative expenses are the costs which we will incur with our day to day business. These include such things as, phone, utilities, leaseholds, insurance, mail, copying, licenses, travel, entertainment, training, seminars, workshops, and computers.

(5)

Marketing and advertising expenses will be incurred by the Company to build brand awareness, to gain subscribers and to secure traffic partners /advertisers. Traditional media advertising (radio, direct mail, cable TV, telemarketing, and public relations programs) will be implemented to drive branding, subscriptions, and target businesses we seek as advertisers for the Company’s services. Internet marketing will include social media (Facebook, blogging, Twitter, etc), search engine marketing and optimization, and affiliate-associate program development. Training and collateral materials will be designed and printed. A training manual will be developed for sales representatives. There is no guarantee that we will be able to locate advertisers that are willing to place their products and service with us.

(6)

Management costs will be any costs associated to paying any future managers who will assist with the overseeing of the running of the business and/or who will be responsible for managing the sales and marketing efforts.

(7)

Consulting fees will be paid to any outside consultant that the Company needs to bring in for any form of special expertise not possessed by the sole officer and director of the Company.

(8)

Salaries will be paid to future employees who will assist the Company with its sales and marketing efforts.

(9)

Development expenses for the prospectus are $45,000, including $34,000 in legal fees. This estimate includes cost already recognized in the financial statements included in this filing and those estimated foreseeable cost to be incurred over the next 12 months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies

Critical accounting estimates were arrived at and considered on the basis of significant accounting policies applied as follows:

Summary of Significant Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Our financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company

We comply with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” for our characterization of our company as development stage.

Income Taxes

We use the assets and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”.  Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our balance sheet and we have not recognized interest and/or penalties in our statement of operations.

Basic and Diluted Loss Per Share

We report basic loss per share in accordance with the ASC 260, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

WADENA CORP.

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2015 and 2014

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wadena Corp.

We have audited the accompanying balance sheets of Wadena Corp. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. Wadena Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wadena Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 30, 2016

WADENA CORP.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash	$ 6,575	$ 10,301

Total currents assets	6,575	10,301

Property and equipment, Net	4,272	5,817

Total assets	$ 10,847	$ 16,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 6,113	$ 1,589

Accounts payable - related party	92,500	92,600

Notes payable	157,000	30,000

Notes payable - related party	6,300	6,300

Total current liabilities	261,913	130,489

Total liabilities	261,913	130,489

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
141,525,000 shares issued and outstanding at
December 31, 2015 and 2014, respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(282,466)	(145,771)

Total stockholders' deficit	(251,066)	(114,371)

Total liabilities and stockholders' deficit	$ 10,847	$ 16,118

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Operating expenses:

Depreciation	$ 1,545	$ 1,269

General and administration	135,150	52,451

Total operating expenses	136,695	53,720

Net loss	$ (136,695)	$ (53,720)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (136,695)	$ (53,720)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	1,545	1,269

Net change in:

Accounts payable	4,524	1,589

Accounts payable - related party	(100)	8,700

CASH FLOWS USED IN OPERATING ACTIVITIES	(130,726)	(42,162)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(3,443)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,443)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable, unrelated parties	127,000	30,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	127,000	30,000

NET CHANGE IN CASH	(3,726)	(15,605)

Cash, beginning of period	10,301	25,906

Cash, end of period	$ 6,575	$ 10,301

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (92,051)	$ (60,651)

Net loss	-	-	-	-	-	(53,720)	(53,720)

Balance, December 31, 2014	-	-	141,525,000	141,525	(110,125)	(145,771)	(114,371)

Net loss	-	-	-	-	-	(136,695)	(136,695)

Balance, December 31, 2015	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (282,466)	$ (251,066)

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Note 1

Basis of Presentation

The Company was incorporated in the State of Nevada on January 21, 2011. The Company is a development stage company. On August 3, 2015, the Company entered into an agreement with New Benefits, Inc. to become a reseller.  As a reseller the Company intends to offer membership to healthcare benefits packages for New Benefits, Inc. under its own private label. The service to be offered will connect individuals with participating physicians and other licensed healthcare practitioners (the “Providers”) in real time, via live streaming video, telephone and/or secure e-mail for diagnosis and treatment of patients over the Internet, as well as providing other types of administrative services and information. All of the participating Providers have independently contracted to be in a network operated by New Benefits, Inc. Wadena does not provide any physicians’ or other Providers’ services itself.  The Company’s services enable access to Providers who have agreed to provide patient care to customers using the Company’s system.

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (January 21, 2011) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $282,466 since its inception, has working capital deficit of $255,338, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes.  Under the assets and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the useful lives as follows:

Furniture and fixtures

7 years

Computers

3 years

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loan approximate their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the accompanying financial statements.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2015, the advances totaled $6,300.

The Company was charged management fees by the President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $92,500 and $92,600 at December 31, 2015 and 2014, respectively.

	Year ended December 31, 2015	Year ended December 31, 2014

Management fees	$ 48,000	$ 48,000

Note 4

Property and Equipment, net

Cost and accumulated depreciation of property and equipment as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2014	December 31, 2014
	$	$
Computers	3,443	3,443
Furniture and fixtures	6,000	6,000
Total	9,443	9,443
Less: Accumulated depreciation	(5,171)	(3,626)
Property and equipment, net	4,272	5,817

Depreciation expense charged to operations was $1,545 and $1,269 for the years ended December 31, 2015 and 2014, respectively.

Note 5

Notes Payable

During the year ended December 31, 2015, the Company received loans in an aggregate of $127,000. These loans, in addition to the loan previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2015, the loans totaled $157,000.

Note 6

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2015	December 31, 2014
	$	$
Deferred tax asset attributable to:
Net operating loss	47,000	18,000
Valuation allowance	(47,000)	(18,000)
Net	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31 2014
	$	$
Refund attributable to operating loss	96,000	49,000
Valuation allowance	(96,000)	(49,000)
Net provision	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2015, the Company has net operating loss carry forwards, which expire commencing in 2031, totaling approximately $282,000, the benefit of which has not been recorded in the financial statements.

Note 7

Equity Transactions

On March 4, 2015, the Company affected a forward stock split of its common shares at a ratio of 45 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 3,145,000 common shares before the split and there were 141,525,000 common shares after the split. The stock split is presented retroactively throughout the financial statements and footnotes.

Note 8

Subsequent Events

On March 9, 2016, Cort St. George resigned as president and CEO of the Company and Robert Sawatsky was appointed into those positions.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

Certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and officers

Name	Age	Position and office Presently Held	Director Since
Robert Sawatsky	49	President, CEO, CFO/Secretary and Director	March 9, 2016

Biographical Information

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Robert Sawatsky has served as our President and Director since March 9th of 2016. Mr. Sawatsky has been a consultant to private and public companies over the last 18 years.   Some of this experience came in assisting technology related companies.  Mr. Sawatsky holds a BA in Economics from the University of Saskatchewan.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our directors and executive officer of our company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed in accordance with our bylaws.  Our officers are appointed by our board of directors and at the discretion of the board.

Significant Employees

We have no significant employees other than Robert Sawatsky, our President and Chief Executive Officer.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.  As such, Mr. Sawatsky sitting as the sole board Director, acts in those capacities.

Audit Committee Financial Expert

We do not have an “audit committee financial expert “.  We believe that the cost related to retaining such a financial expert at this time is prohibitive.  Further, because we are in the development stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors consists of only one director who oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors will hold occasional meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors and executive officer, by any person for all services rendered in all capacities to us for the fiscal period from our inception on January 29, 2013 to December 31, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rodney McLellan, (1) Former President, CEO, Secretary and CFO	2015 2014 2013	8,000 48,000 48,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	8,000 48,000 48,000
Cort St. George (2) President, CEO, Secretary and CFO	2015 2014 2013	40,000 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	40,000 N/A N/A

(1)

Mr. McLellan resigned as a director and officer in March 2015.

(2)

Mr. St. George resigned as a director and officer in March 2016.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to our directors and executive officer named in the Summary Compensation Table for the period from inception through December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since inception through December 31, 2015 by our directors and executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to our directors and executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any written employment agreements with our officers or directors. We have agreed to pay Mr. Sawatsky $4,000 per month for his services as an officer of our company.  This agreement may be terminated by either party upon 30 days’ notice.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of March 30, 2016 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) our sole director and executive officer, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of March 30, 2016, 141,525,000 shares of common stock were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	Robert Sawatsky	30,000,000	21.2%
Common Stock	Rodney McLellan	48,750,000	34.4%
Common stock	All officers and directors as a group (1)	30,000,000	21.2%

(1)

The address for the beneficial owners identified is 23564 Calasbasas Road, Suite 205, Calabasas, CA,91302

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•

Our promoters; or

•

Any member of the immediate family of any of the foregoing persons.

One of our promoters and former president and director, Rodney McLellan was issued 78,750,000 shares of common stock for $3,500 of cash consideration upon formation of our company in January 2011.  Our third promoter and current president and director, Mr. Robert Sawatsky acquired his 30,000,000 shares directly from Mr. St. George, when Mr. Sawatsky succeeded Mr. St. George as president and director in March 2016.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2015 and December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	10,500	-
Audit Related Fees	4,500	-
Tax Fees	-	-
All Other Fees	-	-
Total	15,000	-

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements:

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation and Amendment of the Registrant.
Exhibit 3.2	Bylaws of the Registrant
Exhibit 4.1	Promissory Note dated August 5, 2014 between Registrant (Debtor) and Elizabeth Smith (Holder) for $30,000
Exhibit 4.2	Promissory Note dated February 9, 2015 between Registrant (Debtor) and Shenika Smith (Holder) for $84,000.
Exhibit 10.1	Marketing Representative Acknowledgment between the Registrant and New Benefits dated August 3, 2015
Exhibit 10.2	Summary of Oral Agreement between the Registrant and Cort St. George
Exhibit 31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Cort St. George (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Cort St. George (principal executive officer, principal financial officer and principal accounting officer)
Exhibit 101**	Interactive Data File (Form 10-K for the year ended December 31, 2015 furnished in XBRL)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WADENA CORP.
(Registrant)
Dated:	March 30, 2016	/s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2016	/s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

22