Form 10-Q
period 2016-03-31
Wadena Corp.
filed 2016-05-09
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2016

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

23564 Calabasas Road, Suite 205
Calabasas, CA	91302
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199
----------------------------

(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of May 9, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

WADENA CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$ 2,774	$ 6,575
Prepaid assets	10,000	-

Total currents assets	12,774	6,575

Property and equipment, net	3,885	4,272

Total assets	$ 16,659	$ 10,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 5,191	$ 6,113
Accounts payable - related party	96,500	92,500
Notes payable	182,000	157,000
Notes payable - related party	6,300	6,300

Total current liabilities	289,991	261,913

Total liabilities	289,991	261,913

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
141,525,000 shares issued and outstanding at
March 31, 2016 and December 31, 2015 , respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(304,732)	(282,466)

Total stockholders' deficit	(273,332)	(251,066)

Total liabilities and stockholders' deficit	$ 16,659	$ 10,847

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Operating expenses:

Depreciation	$ 386	$ 386

General and administration	21,880	27,906

Total operating expenses	22,266	28,292

Net loss	$ (22,266)	$ (28,292)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (22,266)	$ (28,292)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	386	386

Net change in:
Prepaid assets	(10,000)	(10,000)
Accounts payable	(921)	(1,073)
Accounts payable - related party	4,000	(4,400)

CASH FLOWS USED IN OPERATING ACTIVITIES	(28,801)	(43,379)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances, unrelated party	25,000	64,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,000	64,000

NET CHANGE IN CASH	(3,801)	20,621

Cash, beginning of period	6,575	10,301

Cash, end of period	$ 2,774	$ 30,922

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.
NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Wadena Corp. (“Wadena” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015, as reported in the Form 10-K of the Company, have been omitted.

General

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

Development Stage Company

The Company is a development stage company as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that the financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (January 21, 2011) as a development stage company.  Effective June 10, 2014, FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016 the Company had not yet achieved profitable operations, has accumulated losses of $304,732 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2016, the advances totaled $6,300.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $96,500 and $92,500 at March 31, 2016 and December 31, 2015, respectively.

	Three months ended March 31, 2016	Three months ended March 31, 2015

Management fees	$ 12,000	$ 12,000

Note 4

Advances

During the period ended March 31, 2016, the Company received advances in an aggregate of $25,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2016, the advances totaled $182,000.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our S-1 Registration Statement, as well as in other documents we file with the Securities and Exchange Commission ("SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Our Business

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

Plan of Operation

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

Results of Operations for Three Months Ending March 31, 2016 and March 31, 2015

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

We are currently in the development stage and had no revenues for the three months ended March 31, 2016 and 2015.  Operating expenses for the three months ended March 31, 2016 and 2015 were $22,266 and $28,292, respectively, and were comprised of principally legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended March 31, 2016 and 2015, were $22,266 and $28,292, respectively. Our loss decreased by approximately $6,026 was primarily due to the legal and accounting costs attributable to the preparation of our Form S-1 during the three months ended March 31, 2015.

Net cash used in operating activities for the three months ended March 31, 2016 was $28,801 (2015 - $43,379), primarily due to the net loss for the quarter of $22,266 (2015 - $28,292).

Net cash flow from financing activities for the three months ended March 31, 2016 was $25,000 (2015 - $64,000) due to loans from unrelated parties.

As a result of the above activities, we experienced a net decrease in cash of $3,801 for the three months ended March 31, 2016, compared to an increase of $20,621 for the three months ended March 31, 2015. Cash and cash equivalents at March 31, 2016 were $2,774 (2015 - $30,922).

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $12,774, consisting of cash and prepaid assets, and a working capital deficit of $277,217, compared to total currents assets of $6,575 and working capital deficit of $255,338 as of the year ended December 31, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

We expect to continue incurring losses in the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claim and our venture will fail.

We plan to continue to finance our activities in the short term through shareholder advances similar to the ones that have occurred to date.  In the longer term it is hoped there will be further equity financings but none are planned at the moment.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2016.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

(a)

Exhibit(s)

Number	Exhibit Description

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   May 9, 2016

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)