Form 10-Q
period 2016-06-30
Wadena Corp.
filed 2016-08-09
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2016

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

☐Yes   ☒ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of August 9, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

WADENA CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$ 2,733	$ 6,575

Total currents assets	2,733	6,575

Property and equipment, net	3,500	4,272

Total assets	$ 6,233	$ 10,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 670	$ 6,113
Accounts payable - related party	108,500	92,500
Notes payable	197,000	157,000
Notes payable - related party	9,300	6,300

Total current liabilities	315,470	261,913

Total liabilities	315,470	261,913

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 141,525,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 , respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(340,637)	(282,466)

Total stockholders' deficit	(309,237)	(251,066)

Total liabilities and stockholders' deficit	$ 6,233	$ 10,847

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Operating expenses:

Depreciation	$ 386	$ 386	$ 772	$ 773

General and administration	35,519	19,337	57,399	47,243

Total operating expenses	35,905	19,723	58,171	48,016

Net loss	$ (35,905)	$ (19,723)	$ (58,171)	$ (48,016)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding

Basic and diluted	141,525,000	141,525,000	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (58,171)	$ (48,016)

Adjustment to reconcile net loss to cash used in operating activities

Depreciation expense	772	773

Net change in:

Prepaid assets	-	(10,000)
Accounts payable	(5,443)	(1,589)
Accounts payable - related party	16,000	(3,400)

CASH FLOWS USED IN OPERATING ACTIVITES	(46,842)	(62,232)

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from advances, related party	3,000	-
Proceeds from advances, unrelated party	40,000	64,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,000	64,000

NET CHANGE IN CASH	(3,842)	1,768

Cash, beginning of period	6,575	10,301

Cash, end of period	$ 2,733	$ 12,069

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2016 the Company had not yet achieved profitable operations, has accumulated losses of $340,637 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2016, the advances totaled $6,300.

During the period ended June 30, 2016, the Company received an advance in the amount of $3,000 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2016, the advance totaled $3,000.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $108,500 and $92,500 at June 30, 2016 and December 31, 2015, respectively.

	Six months ended June 30, 2016	Six months ended June 30, 2015

Management fees	$ 24,000	$ 24,000

Note 4

Advances

During the period ended June 30, 2016, the Company received advances in an aggregate of $40,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2016, the advances totaled $197,000.

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

In addition to development, implementation and marketing and advertising costs of approximately $75,000, we will incur salary expenses of $24,000 Mr. Sawatsky, for a total of $99,000 for the year.  If the Company cannot afford to pay this salary, the salary will be accrued.  In addition, we anticipate spending an additional $105,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with the filing of this quarterly report and complying with future SEC reporting obligations.  Operational expenses are estimated to be $45,500, which includes completion and maintenance of our website.  Total expenditures over the next 12 months are therefore expected to be approximately $249,000.

Results of Operations for the Three and Six Months Ending June 30, 2016 and June 30, 2015

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

We are currently in the development stage and had no revenues for the six months ended June 30, 2016 and 2015.  Operating expenses for the three months ended June 30, 2016 and 2015 were $35,905 and $19,723, respectively, and for the six months ended June 30, 2016 and 2015 were $58,171 and $48,016, respectively.  Operating expenses were comprised principally of legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended June, 2016 and 2015, was $35,905 and $19,723, respectively. Net loss for the six months ended June 30, 2016 and 2015 was $58,171 and $48,016, respectively.

Net cash used in operating activities for the six months ended June 30, 2016 was $46,842 (2015 - $62,232).  Net cash flow from financing activities for the six months ended June 30, 2016 was $43,000 (2015 - $64,000) due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net decrease in cash of $3,842 for the six months ended June 30, 2016, compared to an increase of $1,768 for the six months ended June 30, 2015. Cash at June 30, 2016 were $2,733 (2015 - $12,069).

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $2,733, consisting of cash, and a working capital deficit of $312,737, compared to total currents assets of $6,575 and working capital deficit of $255,338 as of the year ended December 31, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

We did not issue any securities during the quarter ended June 30, 2016.

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

DATED:   August 9, 2016

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)