Form 10-Q/A
period 2016-06-30
Wadena Corp.
filed 2016-08-10
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2016

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3 Oakdale, Suite 100
Irvine, CA	92660
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Form 10-Q”) is to update the current address for the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   August 10, 2016

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)