Form 10-Q/A
period 2016-06-30
Wadena Corp.
filed 2016-09-14
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of August 9, 2016.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (“Form 10-Q”) is to reflect the status of the Registrant as a shell company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   September 14, 2016

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Secretary/Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)