Form 10-Q
period 2016-09-30
Wadena Corp.
filed 2016-11-14
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2016

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of November 14, 2016.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

WADENA CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$ 12,752	$ 6,575

Total currents assets	12,752	6,575

Property and equipment, net	3,114	4,272

Total assets	$ 15,866	$ 10,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 1,000	$ 6,113
Accounts payable - related party	114,500	92,500
Notes payable	212,000	157,000
Notes payable - related party	12,300	6,300

Total current liabilities	339,800	261,913

Total liabilities	339,800	261,913

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding

Common stock, $0.001 par value, 200,000,000 shares authorized, 141,525,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 , respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(355,334)	(282,466)

Total stockholders' deficit	(323,934)	(251,066)

Total liabilities and stockholders' deficit	$ 15,866	$ 10,847

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2016 and 2015

(Unaudited)

	Three months	Three months	Nine months	Nine months
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Operating expenses:

Depreciation	$ 386	$ 386	$ 1,158	$ 1,159

General and administration	14,311	31,859	71,710	79,101

Total operating expenses	14,697	32,245	72,868	80,260

Net loss	$ (14,697)	$ (32,245)	$ (72,868)	$ (80,260)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (72,868)	$ (80,260)

Adjustment to reconcile net loss to cash used in operating activities

Depreciation expense	1,158	1,159

Net change in:

Prepaid asset	-	(10,000)
Accounts payable	(5,113)	1,910
Accounts payable - related party	22,000	(6,100)

CASH FLOWS USED IN OPERATING ACTIVITIES	(54,823)	(93,291)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances, related party	6,000	-
Proceeds from advances, unrelated party	55,000	92,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	61,000	92,000

NET CHANGE IN CASH	6,177	(1,291)

Cash, beginning of period	6,575	10,301

Cash, end of period	$ 12,752	$ 9,010

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2016 the Company had not yet achieved profitable operations, has accumulated losses of $355,334 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2016, the advances totaled $6,300.

During the period ended September 30, 2016, the Company received an advance in the amount of $6,000 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2016, the advances totaled $6,000.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $114,500 and $92,500 at September 30, 2016 and December 31, 2015, respectively.

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Management fees	$ 30,000	$ 36,000

Note 4

Advances

During the period ended September 30, 2016, the Company received advances in an aggregate of $55,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2016, the advances totaled $212,000.

Note 5

Commitments

On April 16, 2016, Robert Sawatsky, President of the Company, resigned as Corporate Secretary and Pauline Kour Sumel was appointed in his place. Ms. Sumel will be paid a consulting fee of $1,000 per month, commencing July 1, 2016.

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

Results of Operations for the Three and Nine Months Ending September 30, 2016 and September 30, 2015

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

We are currently in the development stage and had no revenues for the nine months ended September 30, 2016 and 2015.  Operating expenses for the three months ended September 30, 2016 and 2015 were $14,697 and $32,245, respectively, and for the nine months ended September 30, 2016 and 2015 were $72,868 and $80,260, respectively.  Operating expenses were comprised principally of legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended September 30, 2016 and 2015, was $14,697 and $32,245, respectively. Net loss for the nine months ended September 30, 2016 and 2015 was $72,868 and $80,260, respectively.

Net cash used in operating activities for the nine months ended September 30, 2016 was $54,823 (2015 - $93,291).  Net cash flow from financing activities for the nine months ended September 30, 2016 was $61,000 (2015 - $92,000) due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net increase in cash of $6,177 for the nine months ended September 30, 2016, compared to a decrease of $1,291 for the nine months ended September 30, 2015. Cash at September 30, 2016 was $12,752 (2015 - $9,010).

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $12,752, consisting of cash, and a working capital deficit of $327,048, compared to total currents assets of $6,575 and working capital deficit of $255,338 as of the year ended December 31, 2015.  Our liabilities consisted of accounts payable, advances, and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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

We did not issue any securities during the quarter ended September 30, 2016.

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

DATED:   November 14, 2016

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)