Form 10-K
period 2016-12-31
Wadena Corp.
filed 2017-03-22
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2016
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Oakdale, Suite 100, Irvine, CA	92660
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(818) 855-8199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☒ No ☐

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
141,525,000 shares of $0.001 par value common stock outstanding as of March 22, 2017.

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

18

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

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

General Overview

We are a development stage company that has not realized any revenues to date.  Our business is in the development and marketing of a fixed digital gateway presence for Telehealth services through a diverse marketing strategy that highlights E-visits for doctor patient interaction through the internet that connects users with the desire to be treated.

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

Our corporate and mailing address 3 Oakdale, Suite 100, Irvine, CA, 92660 and our telephone number is (818) 855-8199.

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

Industry

As telemedicine has grown during the past 16 years, it has been used to deliver care to patients in rural communities, in their homes, in nursing homes and assisted living facilities and urban areas. Its scope has expanded to include direct care to patients, patient education, and continuing education for health care providers. The term “Telehealth” is now often used to describe the expanded function of using technology to facilitate the delivery of health care and health training at a distance. As the baby boomers begin to retire, the problem with limited numbers of physicians, nurses, and other health care providers is expected to exacerbate.  Health care must be as efficient as possible. This situation provides an opportunity for the application of Telehealth.

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

In the future, we should see a significant increase in Telehealth services and E-visits primarily due to changes in technology and increased pressure to reduce costs while improving care. PC deployment, fixed internet and comfort with technology by the older population who make up the bulk of doctor visits will contribute to this increase in demand for Telehealth services.  We are also taking advantage of advancements in analytics that integrate with E-visit technology assimilating into the current environment over multiple channels.

Mobile

Wide spread adoption of mobile devices are also making E-visits more readily available and represent a more viable way to conduct an E-visit.

As an enhancement to the virtual services offered and in order to provide easier access to meet the demand for mobile access, we are focusing on a mobile application for user-experience and customer acquisition. The mobile application will lead the way for customer engagement and first point of contact. This is a material part of the overall strategy and direction for our company.  Through this application, we will be able to offer 24/7 access to a full spectrum of Telehealth and medical services.  We expect to be on-line with this mobile app in 2017.

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

Employees

As of December 31, 2016, we have no employees and have chosen to outsource some of required services.  Our President and Chief Financial Officer provides services to us on an as-needed basis, which is usually 30% of his time and our Corporate Secretary provides consulting services to us on as-needed basis, which is usually 15% of her time.

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

As of March 22, 2017, there were 33 holders of record of our common stock. As of such date, 141,525,000 shares of our common stock was issued and outstanding and no preferred stock was issued and outstanding.

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

The Scope of Work

In addition to development, implementation and marketing and advertising costs of approximately $75,000, we will incur consulting fees of $24,000 for Mr. Sawatsky, and $12,000 for Ms. Sumel for a total of $111,000 for the year.  If the Company cannot afford to pay these consulting fees, they will be accrued.  In addition, we anticipate spending an additional $105,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with the filing of this annual report and complying with future SEC reporting obligations. Operational expenses are estimated to be $45,500, which includes completion and maintenance of our website. Total expenditures over the next 12 months are therefore expected to be approximately $261,500.

Results of Operations

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

Years Ended December 31, 2016 and 2015

We are currently in the development stage and had no revenues for the years ended December 31, 2016 and 2015.  Operating expenses for the years ended December 31, 2016 and 2015 were $95,578 and $136,695, respectively, and were comprised of principally legal and accounting costs, depreciation, and management fees.

Net loss for the years ended December 31, 2016 and 2015, were $95,578 and $136,695, respectively. Our loss during fiscal 2016 was less due to the increased legal and accounting costs incurred during fiscal 2015 attributable to the preparation of our Form S-1 Registration Statement.

Our primary sources of operating capital have been debt and equity financings.  Due to our continuing losses from business operations, the independent auditor’s report dated March 22, 2017, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Liquidity and Capital Resources

Since our inception, we have financed our cash requirements from cash generated from the sale of common stock and by loans from non-affiliated third parties and related parties in the aggregate amount of $260,500 through December 31, 2016. The loans are unsecured, non-interest bearing and are payable on demand.

Our principal source of liquidity as of December 31, 2016 consisted of $1,671 in cash.  Since inception through to and including December 31, 2016, we raised $31,400 through a private placement of our common stock.

Net cash used in operating activities for the year ended December 31, 2016 was $70,704, primarily due to the net loss for the year of $95,578.

Net cash flow from financing activities for the year ended December 31, 2016 was $65,800 due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net decrease in cash of $4,904 for the year ended December 31, 2016. Cash as at December 31, 2016 was $1,671.

Our website which is a material part of the commencement of our business is 80% completed. Should financing allow, we plan to complete the website and carry out the rest of our business plan in 2017.  The financing for these goals could come from further equity financing or could come from the further sales of securities and/or loans. There are no assurances that we will be able to achieve further sales of our securities or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to implement or continue to maintain our Telehealth service and our venture will fail.

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wadena Corp.

We have audited the accompanying balance sheets of Wadena Corp. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Wadena Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wadena Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 22, 2017

WADENA CORP.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash	$ 1,671	$ 6,575

Total currents assets	1,671	6,575

Property and equipment, net	2,728	4,272

Total assets	$ 4,399	$ 10,847

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 1,443	$ 6,113

Accounts payable - related party	120,500	92,500

Notes payable	212,000	157,000

Notes payable - related party	17,100	6,300

Total current liabilities	351,043	261,913

Total liabilities	351,043	261,913

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
141,525,000 shares issued and outstanding at
December 31, 2016 and 2015, respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(378,044)	(282,466)

Total stockholders' deficit	(346,644)	(251,066)

Total liabilities and stockholders' deficit	$ 4,399	$ 10,847

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2016	December 31, 2015

Operating expenses:

Depreciation	$ 1,544	$ 1,545

General and administration	94,034	135,150

Total operating expenses	95,578	136,695

Net loss	$ (95,578)	$ (136,695)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (95,578)	$ (136,695)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	1,544	1,545

Net change in:

Accounts payable	(4,670)	4,524
Accounts payable - related party	28,000	(100)

CASH FLOWS USED IN OPERATING ACTIVITIES	(70,704)	(130,726)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable, related party	10,800	-

Proceeds from notes payable, unrelated parties	55,000	127,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	65,800	127,000

NET CHANGE IN CASH	(4,904)	(3,726)

Cash, beginning of period	6,575	10,301

Cash, end of period	$ 1,671	$ 6,575

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2014	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (145,771)	$ (114,371)

Net loss	-	-	-	-	-	(136,695)	(136,695)

Balance, December 31, 2015	-	-	141,525,000	141,525	(110,125)	(282,466)	(251,066)

Net loss	-	-	-	-	-	(95,578)	(95,578)

Balance, December 31, 2016	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (378,044)	$ (346,644)

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

Note 1

Basis of Presentation

The Company was incorporated in the State of Nevada on January 21, 2011. The Company is a development stage company. On August 3, 2015, the Company entered into an agreement with New Benefits, Inc. to become a reseller. As a reseller the Company intends to offer membership to healthcare benefits packages for New Benefits, Inc. under its own label. The service to be offered will connect individuals with participating physicians and other licensed healthcare practitioners (the “Providers”) in real time, via live streaming video, telephone and/or secure e-mail for diagnosis and treatment of patients over the Internet, as well as providing other types of administrative services and information. All of the participating Providers have independently contracted to be in a network operated by New Benefits, Inc. Wadena does not provide any physicians’ or other Providers’ services itself.  The Company’s services enable access to Providers who have agreed to provide patient care to customers using the Company’s system.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $378,044 since its inception, has working capital deficit of $349,372, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

During the year ended December 31, 2016, the Company received advances in the aggregate amount of $10,800 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2016, the advances totaled $17,100.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $120,500 and $92,500 at December 31, 2016 and December 31, 2015, respectively.

	Year ended December 31, 2016	Year ended December 31, 2015

Management fees	$ 36,000	$ 48,000

Note 4

Property and Equipment, net

Cost and accumulated depreciation of property and equipment as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
	$	$
Computers	3,443	3,443
Furniture and fixtures	6,000	6,000
Total	9,443	9,443
Less: Accumulated depreciation	(6,715)	(5,171)
Property and equipment, net	2,728	4,272

Depreciation expense charged to operations was $1,544 and $1,545 for the years ended December 31, 2016 and 2015, respectively.

Note 5

Notes Payable

During the year ended December 31, 2016, the Company received loans in an aggregate of $55,000 from various shareholders. These loans, in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2016, the loans totaled $212,000.

Note 6

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2016	December 31, 2015
	$	$
Deferred tax asset attributable to:
Net operating loss	32,000	47,000
Valuation allowance	(32,000)	(47,000)
Net	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31 2015
	$	$
Refund attributable to operating loss	128,000	96,000
Valuation allowance	(128,000)	(96,000)
Net provision	-	-

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

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2016, the Company has net operating loss carry forwards, which expire commencing in 2031, totaling approximately $378,000, the benefit of which has not been recorded in the financial statements.

Note 7

Commitments

On April 16, 2016, Robert Sawatsky, President of the Company, resigned as Corporate Secretary and Pauline Kour Sumel was appointed in his place. Ms. Sumel will be paid a consulting fee of $1,000 per month, commencing July 1, 2016.

Note 8

Subsequent Events

On January 5, 2017, the Company received an advance in the amount of $12,000 from an unrelated party. The advance is due on demand, unsecured, and non-interest bearing.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and officers

Name	Age	Position and office Presently Held	Director Since
Robert Sawatsky	49	President, CEO, CFO and Director	March 9, 2016
Pauline Kour Sumel	49	Corporate Secretary	N/A

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and director.

Robert Sawatsky has served as our President and Director since March 9th of 2016. Mr. Sawatsky has been a consultant to private and public companies over the last 18 years.   Some of this experience came in assisting technology related companies.  Mr. Sawatsky holds a BA in Economics from the University of Saskatchewan.

Pauline Sumel has extensive experience in the health care field.  She has worked in various areas of nursing over the last 26 years.  She holds an undergraduate degree from the University of British Columbia in Nursing and is half way through a graduate degree. She presently is an educator with a focus on population and community health, with a health promotion/disease prevention focus. She has been involved with a private health care venture in the past as an advisor.

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

Significant Employees

We have no significant employees other than Robert Sawatsky, our President and Chief Executive Officer and Pauline Kour Sumel, our Corporate Secretary.

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

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director and executive officers, by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Sawatsky, (1) President, CEO and CFO	2016 2015 2014	24,000 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	24,000 N/A N/A
Cort St. George (2) Former President, CEO, Secretary and CFO	2016 2015 2014	12,000 40,000 N/A	0 0 N/A	0 0 N/A	0 0 N/A	0 0 N/A	0 0 N/A	0 0 N/A	12,000 40,000 N/A

(1)

Mr. Sawatsky was appointed as a director and officer on March 9, 2016.

(2)

Mr. St. George was appointed as a director and office in March 2015 and resigned as a director and officer on March 9, 2016.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to our directors and executive officers named in the Summary Compensation Table for the period from inception through December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since inception through December 31, 2016 by our directors and executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to our directors and executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any written employment agreements with our officers or directors. We have agreed to pay Mr. Sawatsky $2,000 per month for his services as an officer of our company and to pay Pauline Samuel a consulting fee of $1,000 per month for her services as Corporate Secretary.  The agreements may be terminated by either party upon 30 days’ notice.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of March 22, 2017 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) our sole director and executive officer, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

As of March 22, 2017, 141,525,000 shares of common stock were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common stock	Robert Sawatsky	30,000,000	21.2%
Common Stock	Rodney McLellan	48,750,000	34.4%
Common stock	All officers and directors as a group (1)	30,000,000	21.2%

(1)

The address for the beneficial owners identified is 3 Oakdale, Suite 100, Irvine, CA, 92660.

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2016 and December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016 $	December 31, 2015 $
Audit Fees	8,425	10,500
Audit Related Fees	4,500	4,500
Tax Fees	-	-
All Other Fees	-	-
Total	12,925	15,000

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

(b)

Exhibits

Exhibit No.	Description
Exhibit 3.1	Articles of Incorporation and Amendment of the Registrant.
Exhibit 3.2	Bylaws of the Registrant
Exhibit 4.1	Promissory Note dated August 5, 2014 between Registrant (Debtor) and Elizabeth Smith (Holder) for $30,000
Exhibit 4.2	Promissory Note dated February 9, 2015 between Registrant (Debtor) and Shenika Smith (Holder) for $84,000.
Exhibit 10.1	Marketing Representative Acknowledgment between the Registrant and New Benefits dated August 3, 2015
Exhibit 10.2	Summary of Oral Agreement between the Registrant and Cort St. George
Exhibit 31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
Exhibit 101**	Interactive Data File (Form 10-K for the year ended December 31, 2016 furnished in XBRL)
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

WADENA CORP.
(Registrant)
Dated:	March 22, 2017	/s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 22, 2017	/s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

22