Form 10-Q
period 2017-03-31
Wadena Corp.
filed 2017-05-12
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2017

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of May 12, 2017.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

WADENA CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$ 9,821	$ 1,671

Total currents assets	9,821	1,671

Property and equipment, net	2,342	2,728

Total assets	$ 12,163	$ 4,399

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 558	$ 1,443

Accounts payable - related party	126,500	120,500

Notes payable	224,000	212,000

Notes payable - related party	25,100	17,100

Total current liabilities	376,158	351,043

Total liabilities	376,158	351,043

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding	-	-
none issued and outstanding

Common stock, $0.001 par value, 200,000,000 shares authorized, 141,525,000 shares issued and outstanding at
March 31, 2017 and December 31, 2016 , respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(395,395)	(378,044)

Total stockholders' deficit	(363,995)	(346,644)

Total liabilities and stockholders' deficit	$ 12,163	$ 4,399

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2017 and 2016

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Operating expenses:

Depreciation	$ 386	$ 386

General and administration	16,965	21,880

Total operating expenses	17,351	22,266

Net loss	$ (17,351)	$ (22,266)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and 2016

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,351)	$ (22,266)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	386	386

Net change in:
Prepaid assets	-	(10,000)
Accounts payable	(885)	(921)
Accounts payable - related party	6,000	4,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(11,850)	(28,801)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable, related party	8,000	-
Proceeds from notes payable, unrelated parties	12,000	25,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	25,000

NET CHANGE IN CASH	8,150	(3,801)

Cash, beginning of period	1,671	6,575

Cash, end of period	$ 9,821	$ 2,774

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Wadena Corp. (“Wadena” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016, as reported in the Form 10-K of the Company, have been omitted.

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

Note 2 Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2017 the Company had not yet achieved profitable operations, has accumulated losses of $395,395 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2017, the advances totaled $6,300.

During the period ended March 31, 2017, the Company received an advance in the amount of $8,000 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2017, the advances totaled $18,800.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $126,500 and $120,500 at March 31, 2017 and December 31, 2016, respectively.

	Three months ended March 31, 2017	Three months ended March 31, 2016

Management fees	$ 6,000	$ 12,000

Note 4  Notes Payable

During the period ended March 31, 2017, the Company received loans in an aggregate of $12,000 from one shareholder. This loan, in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2017, the loans totaled $224,000.

Note 5  Commitments

On April 16, 2016, Robert Sawatsky, President of the Company, resigned as Corporate Secretary and Pauline Kour Sumel was appointed in his place. Ms. Sumel will be paid a consulting fee of $1,000 per month on an as needed basis, commencing July 1, 2016.

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

In addition to development, implementation and marketing and advertising costs of approximately $75,000, we will incur salary expenses of $24,000 Mr. Sawatsky, for a total of $99,000 for the year.  If the Company cannot afford to pay this salary, the salary will be accrued.  In addition, we anticipate spending an additional $105,000 on administrative fees, new employees, legal and accounting fees, including fees payable in connection with the filing of this quarterly report and complying with future SEC reporting obligations.  Operational expenses are estimated to be $45,000, which includes completion and maintenance of our website.  Total expenditures over the next 12 months are therefore expected to be approximately $249,000.

Results of Operations for the Three Months Ending March 31, 2017 and March 31, 2016

Our current business strategy is to complete the development of our fixed digital gateway for Telehealth services and internet interface and the implementation of such health services over the internet.

We are currently in the development stage and had no revenues for the three months ended March 31, 2017 and 2016.  Operating expenses for the three months ended March 31, 2017 and 2016 were $17,351 and $22,266, respectively, and were comprised principally of legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended March 31, 2017 and 2016, were $17,351 and $22,266, respectively.

Net cash used in operating activities for the three months ended March 31, 2017 was $11,850 (2016 - $28,801).

Net cash flow from financing activities for the three months ended March 31, 2017 was $20,000 (2016 - $25,000) due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net increase in cash of $8,150 for the three months ended March 31, 2017, compared to a net decrease of $3,801 for the three months ended March 31, 2016. Cash and cash equivalents at March 31, 2017 were $9,821 (2016 - $2,774).

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $9,821, consisting of cash, and a working capital deficit of $366,337, compared to total currents assets of $1,671 and working capital deficit of $349,372 as of the year ended December 31, 2016.  Our liabilities consisted of accounts payable, notes payable and related party advances to us.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

We did not issue any securities during the quarter ended March 31, 2017.

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

DATED:   May 12, 2017

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)