Form 10-Q
period 2017-06-30
Wadena Corp.
filed 2017-08-04
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2017

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 000-55647

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3 Oakdale, Suite 100
Irvine, CA	92660
(Address of principal executive offices)	(Postal or Zip Code)

Registrants’s telephone number, including area code:	(818) 855-8199

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Emerging growth company

☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of August 4, 2017.

Transitional Small Business Disclosure Format Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

WADENA CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$ 3,224	$ 1,671
Total currents assets	3,224	1,671

Property and equipment, net	1,956	2,728

Total assets	$ 5,180	$ 4,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 524	$ 1,443
Accounts payable - related party	132,500	120,500
Notes payable	224,000	212,000
Notes payable - related party	30,600	17,100
Total current liabilities	387,624	351,043

Total liabilities	387,624	351,043

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 141,525,000 shares issued and outstanding at
June 30, 2017 and December 31, 2016 , respectively	141,525	141,525
Additional paid in capital	(110,125)	(110,125)
Accumulated deficit	(413,844)	(378,044)
Total stockholders' deficit	(382,444)	(346,644)

Total liabilities and stockholders' deficit	$ 5,180	$ 4,399

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating expenses:

Depreciation	$ 386	$ 386	$ 772	$ 772

General and administration	18,063	35,519	35,028	57,399

Total operating expenses	18,449	35,905	35,800	58,171

Net loss	$ (18,449)	$ (35,905)	$ (35,800)	$ (58,171)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(Unaudited)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (35,800)	$ (58,171)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	772	772

Net change in:
Accounts payable	(919)	(5,443)
Accounts payable - related party	12,000	16,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(23,947)	(46,842)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances, related party	13,500	3,000
Proceeds from advances, unrelated party	12,000	40,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,500	43,000

NET CHANGE IN CASH	1,553	(3,842)

Cash, beginning of period	1,671	6,575

Cash, end of period	$ 3,224	$ 2,733

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

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

General

The Company is a development stage company. On August 3, 2015, the Company entered into an agreement with New Benefits, Inc. to become a reseller.  As a reseller the Company intended to offer membership to healthcare benefits packages for New Benefits, Inc. under its own private label. The Company is no longer in this business. Subsequent to entering into the reseller agreement, the Company ceased operations of its reseller healthcare benefits packages business and has discontinued operations of all of the its business activity including those of the reseller agreement. As a result of discontinuing all of its previous operations, the Company re-entered the development stage. The Company currently has no operations. Management of the Company has now focused their efforts in finding a merger or acquisition candidate. As of the date hereof, the Company has not been successful in finding such candidate.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2017 the Company had not yet achieved profitable operations, has accumulated losses of $413,844 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations, finding a suitable merger or acquisition candidate, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2017, the advances totaled $6,300.

During the period ended June 30, 2017, the Company received advances in the amount of $13,500 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2017, the advances totaled $24,300.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $132,500 and $120,500 at June 30, 2017 and December 31, 2016, respectively.

	Six months ended June 30, 2017	Six months ended June 30, 2016

Management fees	$ 12,000	$ 24,000

Note 4

Notes Payable

During the six-month period ended June 30, 2017, the Company received loans in an aggregate of $12,000 from a minority shareholder. This loans, in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2017, the loans totaled $224,000.

Note 5

Commitments

On April 16, 2016, Robert Sawatsky, President of the Company, resigned as Corporate Secretary and Pauline Kour Sumel was appointed in his place. Ms. Sumel will be paid a consulting fee of $1,000 per month on an as needed basis, commencing July 1, 2016.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q references to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Wadena” or the “Company” refer to Wadena Corp.

Overview

We have not realized any revenues to date and currently have no operations.  Effective July 11, 2017, we abandoned our business plan and discontinued operations of all business activity including those related to New Benefits, Inc. On August 3, 2015, we signed an agreement with New Benefits, Inc. to become one of its independent sales representatives. Our business was in the development and marketing a fixed digital gateway presence for Telehealth services through a diverse marketing strategy that highlights E-visits for doctor patient interaction through the internet that connects users with the desire to be treated.  As a result of discontinuing all of its previous operations, we have re-entered the development stage.

We are now an entity with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Our management has been analyzing the various alternatives available to us to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Results of Operations

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and re-establish the Company going forward.

Results of Operations for the Three and Six Months Ended June 30, 2017, Compared to Three and Six Months Ended June 30, 2016.

We have generated no revenues to date.

General and administrative expenses (“SG&A”) totaled $18,063 for the three months ended June 30, 2017, compared to $35,519 for the three months ended June 30, 2016. General and administrative expenses totaled $35,028 for the six months ended June 30, 2017, compared to $57,399 for the six months ended June 30, 2016.  Operating expenses in 2017 and 2016 include legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended June, 2017 and 2016, was $18,449 and $35,905, respectively. Net loss for the six months ended June 30, 2017 and 2016 was $35,800 and $58,171, respectively.

Net cash used in operating activities for the six months ended June 30, 2017 was $23,947 (2016 - $46,842).  Net cash flow from financing activities for the six months ended June 30, 2017 was $25,500 (2016 - $43,000) due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net increase in cash of $1,553 for the six months ended June 30, 2017, compared to a decrease of $3,842 or the six months ended June 30, 2016. Cash at June 30, 2017 was $3,224 (2016 - $2,733).

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $413,844 as of June 30, 2017, current assets of $5,180, and current liabilities of $387,624 as of June 30, 2017.

We do not presently generate any revenue from our abandoned business. In order to develop our business plan, we will require funds for working capital, mergers, and acquisitions.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase.

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge it liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and it’s unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from related party advances, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2017, we had cash of $3,224 and no other current assets. In addition to funding our general and administrative expenses, we are obligated to address our current obligations totalling approximately $388,000. This includes current obligation amounts for accounts payable – related party of $132,500 and notes payable – related party of $30,600.

We are no longer in this business, and management is currently focusing their efforts in finding a merger or acquisition candidate, or will be required to obtain financing through shareholder loans, equity issuance and/or other debt financing.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in Note 2 of our June 30, 2017 unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Recent Accounting Policies

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our  financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of June 30, 2017, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of June 30, 2017, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2016, including material weaknesses of:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited financial statements.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2017

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None

Item 6.

Exhibits

(a)

Exhibit(s)

Number	Exhibit Description

3.1**	Articles of Incorporation and Amendment of the Registrant

3.2**	Bylaws of the Registrant

4.1**	Promissory Note dated August 5, 2014 between Registrant (Debtor) and Elizabeth Smith (Holder) for $30,000

4.2**	Promissory Note dated February 9, 2015 between Registrant (Debtor) and Shenika Smith (Holder) for $84,000.

10.1**	Marketing Representative Acknowledgment between the Registrant and New Benefits dated August 3, 2015

10.2**	Summary of Oral Agreement between the Registrant and Cort St. George

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

101 *

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

*

Filed herewith.

**

Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on November 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   August 4, 2017

WADENA CORP.

By: /s/ Robert Sawatsky
Robert Sawatsky
CEO, President, Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)