Form 10-Q
period 2017-09-30
Wadena Corp.
filed 2017-11-03
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2017

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of November 3, 2017.

Transitional Small Business Disclosure Format Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

WADENA CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2017	December 31, 2016

Current assets:
Cash	$ 9,259	$ 1,671

Total currents assets	9,259	1,671

Property and equipment, net	1,570	2,728

Total assets	$ 10,829	$ 4,399

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 955	$ 1,443
Accounts payable - related party	138,500	120,500
Notes payable	224,000	212,000
Notes payable - related party	38,600	17,100

Total current liabilities	402,055	351,043

Total liabilities	402,055	351,043

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
141,525,000 shares issued and outstanding at
September 30, 2017 and December 31, 2016 , respectively	141,525	141,525
Additional paid in capital	(110,125)	(110,125)
Accumulated deficit	(422,626)	(378,044)

Total stockholders' deficit	(391,226)	(346,644)

Total liabilities and stockholders' deficit	$ 10,829	$ 4,399

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Operating expenses:

Depreciation	$ 386	$ 386	$ 1,158	$ 1,158

General and administration	14,779	14,311	49,806	71,710

Total operating expenses	15,165	14,697	50,964	72,868

Other income:
Refunded fees	$ 6,382	$ -	$ 6,382	$ -

Net loss	$ (8,783)	$ (14,697)	$ (44,582)	$ (72,868)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	141,525,000	141,525,000	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	Nine months ended September 30
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (44,582)	$ (72,868)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	1,158	1,158

Net change in:
Accounts payable	(488)	(5,113)
Accounts payable - related party	18,000	22,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(25,912)	(54,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances, related party	21,500	6,000
Proceeds from advances, unrelated party	12,000	55,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,500	61,000

NET CHANGE IN CASH	7,588	6,177

Cash, beginning of period	1,671	6,575

Cash, end of period	$ 9,259	$ 12,752

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.
NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2017 the Company had not yet achieved profitable operations, has accumulated losses of $422,626 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2016, the advances totaled $17,100.

During the period ended September 30, 2017, the Company received an advance in the amount of $8,000 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2017, the advances totaled $38,600.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $138,500 and $120,500 at September 30, 2017 and December 31, 2016, respectively.

Management fees were $18,000 and $30,000 for the nine months ended September 30, 2017 and 2016, respectively.  Management fees are included in general and administrative expenses.

Note 4

Notes Payable

During the nine-month period ended September 30, 2017, the Company received loans in an aggregate of $12,000 from one shareholder. This loans, in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2017, the loans totaled $224,000.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017, Compared to Three and Nine Months Ended September 30, 2016.

General and administrative expenses totaled $14,779 for the three months ended September 30, 2017, compared to $14,311 for the three months ended September 30, 2016. General and administrative expenses totaled $49,806 for the nine months ended September 30, 2017, compared to $71,710 for the nine months ended September 30, 2016.  Operating expenses in 2017 and 2016 include legal and accounting costs, depreciation, and management fees.

Net loss for the three months ended September 30, 2017 and 2016, was $8,783 and $14,697, respectively. Net loss for the nine months ended September 30, 2017 and 2016 was $44,582 and $72,868, respectively.

Net cash used in operating activities for the nine months ended September 30, 2017 was $25,912 (2016 - $54,823).  Net cash flow from financing activities for the nine months ended September 30, 2017 was $33,500 (2016 - $61,000) due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net increase in cash of $7,588 for the nine months ended September 30, 2017, compared to an increase of $6,177 or the nine months ended September 30, 2016. Cash at September 30, 2017 was $9,259 (December 31, 2016 - $1,671).

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $422,626 as of September 30, 2017, current assets of $10,829, and current liabilities of $402,055 as of September 30, 2017.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2017, we have not yet achieved profitable operations, have accumulated losses of $422,626 and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of September 30, 2017, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief

Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of September 30, 2017, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2016, including material weaknesses of:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.

Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2017, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited financial statements.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2017

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

DATED:   November 3, 2017

WADENA CORP.

By: /s/ J. Jacob Isaacs
J. Jacob Isaacs
CEO, President, CFO and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)