Form 10-K
period 2017-12-31
Wadena Corp.
filed 2018-03-30
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2017
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(818) 855-8199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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
141,525,000 shares of $0.001 par value common stock outstanding as of March 30, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

5

Item 1B.

Unresolved Staff Comments

5

Item 2.

Properties

5

Item 3.

Legal Proceedings

5

Item 4.

Mine Safety Disclosures

5

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

5

Item 6.

Selected Financial Data

6

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

6

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

8

Item 8.

Financial Statements and Supplementary Data

8

WADENA CORP.

1

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9

Item 9A.

Controls and Procedures

9

Item 9B.

Other Information

10

Item 10.

Directors, Executive Officers and Corporate Governance

10

Item 11.

Executive Compensation

11

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13

Item 13.

Certain Relationships and Related Transactions, and Director Independence

13

Item 14.

Principal Accounting Fees and Services

14

Item 15.

Exhibits, Financial Statement Schedules

14

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

General Overview

We are a development stage company that has not realized any revenues to date.  On August 3, 2015, we entered into an agreement with New Benefits, Inc. to become a reseller of telemedical packages.  As a reseller we intended to offer membership to healthcare benefits packages for New Benefits, Inc. under its own private label. We are no longer in this business.

On November 24th, 2017, we appointed Jiang Yu as President in an effort to bring a bitcoin based concept into the company involved in Blockchain Technology, Cryptocurrency, Payment Solutions, Data Intelligence.  Eventually this merger did not move forward and Jiang Ju resigned and was replaced by the previous President, J. Jacob Isaacs, on January 11, 2018.  Jiang Yu briefly held a control position in the company of 78,750,000 shares and in January of 2018 returned them to the former President, J. Jacob Isaacs. We therefore remain a shell company seeking a merger as of this 10K filing.

We were incorporated in the State of Nevada on January 21, 2011.  On March 4, 2015, we effected a forward stock split of our common shares at a ratio of 45 for 1 and to authorize 200,000,000 shares of common stock, $0.001 par value per share. There were 3,145,000 common shares before the split and there were 141,525,000 common shares after the split.

Our corporate and mailing address is 14 Wall Street, 20th Floor, New York, NY, 10005 our telephone number is (818) 855-8199.

Research and Development Expenditures

We have not incurred any research or development expenditures.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own any patents or trademarks.

Employees

As of December 31, 2017, we have no employees and have chosen to outsource some required services.  Our President, CEO, CFO and Corporate Secretary provides services to us on an as-needed basis, which is usually 30% of his time.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Our current office space is being provided to us free of charge by our President, J. Jacob Isaacs, while we search for new space.

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

As of March 30, 2018, there were 33 holders of record of our common stock. As of such date, 141,525,000 shares of our common stock was issued and outstanding and no preferred stock was issued and outstanding.

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

The Scope of Work

If the Company cannot afford to pay consulting fees, they will be accrued.  In addition, we anticipate spending $55,000 on administrative fees, legal and accounting fees, including fees payable in connection with the filing of this annual report and complying with future SEC reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $55,000.

Results of Operations

Years Ended December 31, 2017 and 2016

We are currently in the development stage and had no revenues for the years ended December 31, 2017 and 2016.  Operating expenses for the years ended December 31, 2017 and 2016 were $64,039 and $95,578, respectively, and were comprised of principally legal and accounting costs, depreciation, and management fees.

Net loss for the years ended December 31, 2017 and 2016, were $64,039 and $95,578, respectively. Our loss during fiscal 2017 was less compared to fiscal 2016 due to a decline in consulting and management fees.

Our primary sources of operating capital have been debt and equity financings.  Due to our continuing losses from business operations, the independent auditor’s report dated March 29, 2018, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Liquidity and Capital Resources

We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties and related parties.   As of December 31, 2017, an aggregate amount of $262,488 has been loaned to the Company by related parties.    The loans are unsecured, non-interest bearing and are payable on demand.

Net cash used in operating activities for the year ended December 31, 2017 was $35,059, primarily due to the net loss for the year of $64,039 and increase in accounts payable due to related parties of $24,000.

Net cash flow from financing activities for the year ended December 31, 2017 was $33,388 due to loans from related and unrelated parties.

As a result of the above activities, we experienced a net decrease in cash of $1,671 for the year ended December 31, 2017. Cash as of December 31, 2017 was $0.

We do not anticipate receiving cash flow from operations in the near future to satisfy our ongoing capital requirements. We are seeking financing in the form of equity capital in order to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

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

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wadena Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wadena Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company’s continued losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

March 29, 2018

WADENA CORP.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$ -	$ 1,671

Total currents assets	-	1,671

Property and equipment, net	1,184	2,728

Total assets	$ 1,184	$ 4,399

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 4,879	$ 1,443

Accounts payable - related party	144,500	120,500

Notes payable	224,000	212,000

Notes payable - related party	38,488	17,100

Total current liabilities	411,867	351,043

Total liabilities	411,867	351,043

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
141,525,000 shares issued and outstanding at
December 31, 2017 and 2016, respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(442,083)	(378,044)

Total stockholders' deficit	(410,683)	(346,644)

Total liabilities and stockholders' deficit	$ 1,184	$ 4,399

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Operating expenses:
Depreciation	$ 1,544	$ 1,544
General and administration	62,495	94,034

Total operating expenses	64,039	95,578

Net loss	$ (64,039)	$ (95,578)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (64,039)	$ (95,578)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	1,544	1,544

Net change in:
Accounts payable	3,436	(4,670)
Accounts payable - related party	24,000	28,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(35,059)	(70,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	22,200	10,800
Proceeds from notes payable, unrelated parties	12,000	55,000
Repayments on notes payable, related party	(812)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,388	65,800

NET CHANGE IN CASH	(1,671)	(4,904)

Cash, beginning of period	1,671	6,575

Cash, end of period	$ -	$ 1,671

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2015	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (282,466)	$ (251,066)

Net loss	-	-	-	-	-	(95,578)	(95,578)

Balance, December 31, 2016	-	-	141,525,000	141,525	(110,125)	(378,044)	(346,644)

Net loss	-	-	-	-	-	(64,039)	(64,039)

Balance, December 31, 2017	-	$ -	141,525,000	$ 141,525	$ (110,125)	$ (442,083)	$ (410,683)

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017

Note 1

Basis of Presentation

General

The Company does not have a current operating business. On August 3, 2015, the Company entered into an agreement with New Benefits, Inc. to become a reseller.  As a reseller the Company intended to offer membership to healthcare benefits packages for New Benefits, Inc. under its own private label. The Company is no longer in this business. As of the date of this filing, the Company has not been successful in finding a viable business plan.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $442,083 since its inception, has working capital deficit of $411,687, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Equipment

5 years

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

During the year ended December 31, 2017, the Company received advances in the aggregate amount of $22,200 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the advances totaled $38,488.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $144,500 and $120,500 at December 31, 2017 and December 31, 2016, respectively.

	Year ended December 31, 2017	Year ended December 31, 2016

Management fees	$ 24,000	$ 36,000

Note 4

Property and Equipment, net

Cost and accumulated depreciation of property and equipment as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
	$	$
Computers	3,443	3,443

Furniture and fixtures	6,000	6,000
Total	9,443	9,443
Less: Accumulated depreciation	(8,259)	(6,715)
Property and equipment, net	1,184	2,728

Depreciation expense charged to operations was $1,544 and $1,544 for the years ended December 31, 2017 and 2016, respectively.

Note 5

Notes Payable

During the year ended December 31, 2017, the Company received loans in an aggregate of $12,000 from a shareholder. These loans, in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the loans totaled $224,000.

Note 6

Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2017	December 31, 2016
	$	$
Deferred tax asset attributable to:
Net operating loss	21,000	32,000
Valuation allowance	(21,000)	(32,000)
Net	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2017	December 31 2016
	$	$
Refund attributable to operating loss	150,000	128,000
Impact of change in tax rate	(57,500)
Valuation allowance	(92,500)	(128,000)
Net provision	-	-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

As of December 31, 2017, the Company saw a decrease of approximately $57,500 in deferred tax assets from income tax loss carry forwards. The significant decline in the carry forwards was due the passage of the Tax Cuts and Jobs Act on December 20, 2017 that reduced effective tax rates for future periods to 21% from 34%. The decline in value of the income tax loss carry forwards has no impact on our statement of operations.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2017, the Company has net operating loss carry forwards, which expire commencing in 2031, totaling approximately $442,000, the benefit of which has not been recorded in the financial statements.

Note 7

Subsequent Events

In the month of January 2018, the Company received advances in the aggregate amount of $4,879 from the President of the Company to cover December 31, 2017 expenses. The advances are unsecured, non-interest bearing and have no specific terms for repayment.    As the Bitcoin related merger prospect did not move forward Mr. J. Jacob Isaacs was reappointed president of the company on January 11, 2018.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

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

Management's Remediation Initiatives

Management plans to initiate efforts to remediate the identified material weaknesses and other deficiencies and enhance our internal controls when and if operating funds become available.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and officers

Name	Age	Position and office Presently Held	Director Since
J. Jacob Isaacs	34	President, CEO, CFO, Corporate Secretary and Director	August 16, 2017

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and director.

Joseph Isaacs has served as a Director of the Company and as its President, CEO, CFO and Secretary. Mr. Isaacs served as the Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer and a director of Cumberland Hills, Ltd., since its inception in January 2010 until its subsequent merger in 2013. From 2013 until the present Mr. Isaacs has operated his own private consulting firm advising small companies on how to effectively go public. He is also active in restructuring corporations and arranging debt consolidations. His knowledge of business practices and especially the regulations relating to public companies.. Mr. Isaac intends to spend approximately 30% of his time on the business of the Company.

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

Significant Employees

We have no significant employees other than Joseph Isaacs, our President, CEO, CFO and Corporate Secretary.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our officers and directors.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.  As such, Mr. Isaacs sitting as the sole board director, acts in those capacities.

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

Item 11.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director and executive officers, by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jiang Yu, Former President, CEO, CFO and Corporate Secretary	2017 2016 2015	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A
J. Jacobs Isaacs President, CEO, CFO and Corporate Secretary	2017 2016 2015	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A
Robert Sawatsky, (1) Former President, CEO and CFO	2017 2016 2015	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A
Pauline Kour Samel Former Corporate Secretary	2017 2016 2015	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A
Cort St. George (2) Former President, CEO, Secretary and CFO	2017 2016 2015	N/A 12,000 40,000	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 12,000 40,000

(1)

Mr. Isaacs was reappointed as president January 11, 2018

(2)

Mr. Yu was appointed as a director and officer on November 24, 2017. And eventually resigned

(3)

Mr. Isaacs was initially appointed as a director and officer on August 16, 2016 and resigned on November 24, 2017.

(4)

Mr. Sawatsky was appointed as a director and officer on March 9, 2016 and resigned on August 16, 2017.

(5)

Ms. Samel was appointed as an officer on April 16, 2016 and resigned on August 16, 2017.

(6)

Mr. St. George was appointed as a director and officer in March 2015 and resigned on March 9, 2016.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to our directors and executive officers named in the Summary Compensation Table for the period from inception through December 31, 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since inception through December 31, 2017 by our directors and executive officers named in the Summary Compensation Table.

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

Employment Agreements

We do not have any written employment agreements with our officers or directors. We have agreed to pay Mr. Isaacs $2,000 per month for his services as an officer of our company, which agreement may be terminated by either party upon 30 days’ notice.

Employee Pension, Profit Sharing or Other Retirement Plans

We do not have a defined benefit pension plan or profit sharing or other retirement plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our securities as of March 30, 2018 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities, (ii) our sole director and executive officer, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

As of March 30, 2018, 141,525,000 shares of common stock were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Beneficial Owned	Percent of class
Common Stock	J. Jacob Isaacs	78,750,000	55.6%
Common stock	All officers and directors as a group (1)	78,750,000	55.6%

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2017 and December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017 $	December 31, 2016 $
Audit Fees	12,250	8,425
Audit Related Fees	3,500	4,500
Tax Fees	-	-
All Other Fees	-	-
Total	15,750	12,925

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

WADENA CORP.
(Registrant)
Dated:	March 30, 2018	/s/ J. Jacob Isaacs
J. Jacob Isaacs
CEO, President, CFO and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2018	/s/ J. Jacob Isaacs
J. Jacob Isaacs
CEO, President, CFO and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

16