Form 10-Q
period 2018-03-31
Wadena Corp.
filed 2018-05-17
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

March 31, 2018

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

14 Wall Street, 20th Floor
New York, NY	10005
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199

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

☒Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 141,525,000 shares of $0.001 par value common stock outstanding as of May 16, 2018.

Transitional Small Business Disclosure Format Yes ☐ No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

WADENA CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$ 2,334	$ -

Total currents assets	2,334	-

Property and equipment, net	798	1,184

Total assets	$ 3,132	$ 1,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 7,260	$ 4,879
Accounts payable - related party	150,500	144,500
Notes payable	224,000	224,000
Notes payable - related party	51,400	38,488

Total current liabilities	433,160	411,867

Total liabilities	433,160	411,867

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 141,525,000 shares issued and outstanding at
March 31, 2018 and December 31, 2017 , respectively	141,525	141,525

Additional paid in capital	(110,125)	(110,125)

Accumulated deficit	(461,428)	(442,083)

Total stockholders' deficit	(430,028)	(410,683)

Total liabilities and stockholders' deficit	$ 3,132	$ 1,184

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2018 and 2017

(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

Operating expenses:

Depreciation	$ 386	$ 386

General and administration	18,959	16,965

Total operating expenses	19,345	17,351

Net loss	$ (19,345)	$ (17,351)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	141,525,000	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (19,345)	$ (17,351)

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation expense	386	386

Net change in:
Accounts payable	2,381	(885)
Accounts payable - related party	6,000	6,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,578)	(11,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	12,912	8,000
Proceeds from notes payable, unrelated parties	-	12,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,912	20,000

NET CHANGE IN CASH	2,334	8,150

Cash, beginning of period	-	1,671

Cash, end of period	$ 2,334	$ 9,821

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Wadena Corp. (“Wadena” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017, as reported in the Form 10-K of the Company, have been omitted.

General

The Company does not have a current operating business. On August 3, 2015, the Company entered into an agreement with New Benefits, Inc. to become a reseller.  As a reseller the Company intended to offer membership to healthcare benefits packages for New Benefits, Inc. under its own private label. The Company is no longer in this business. In December 2017, the Company had a prospect for a Bitcoin related merger which did not move forward. Mr. J. Jacob Isaacs was reappointed president of the company on January 11, 2018. As of the date of this filing, the Company has not been successful in finding a viable business plan.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2018 the Company had not yet achieved profitable operations, has accumulated losses of $461,428 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the advances totaled $38,488.

During the period ended March 31, 2018, the Company received an advance in the amount of $12,912 from the President of the Company. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2018, the advances totaled $51,400.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $150,500 and $144,500 at March 31, 2018 and December 31, 2017, respectively.

	Three months ended March 31, 2018	Three months ended March 31, 2017

Management fees	$ 6,000	$ 6,000

Note 4

Notes Payable

As of March 31, 2018, the loans totaled $224,000. Loans previously entered into by the Company are unsecured, non-interest bearing and have no specific terms for repayment.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q references to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Results of Operations for the Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017.

General and administrative expenses totaled $18,959 for the three months ended March 31, 2018, compared to $16,965 for the three months ended March 31, 2017. Operating expenses in 2018 and 2017 include legal and accounting costs, depreciation, and management fees.  The increase in operating expenses during the period ended March 31, 2018 is the result of additional accounting and audit fees.

Net loss for the three months ended March 31, 2018 and 2017, was $19,345 and $17,351, respectively.

Liquidity and Capital Resources

We currently have a total accumulated deficit of $461,428 and a working capital deficit of $430,826 as of March 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2018 and March 31, 2017 were $10,578 and $11,850, respectively.  Net cash flows from financing activities for the three months ended March 31, 2018 and March 31, 2017 were $12,912 and $20,000, respectively, due to loans from a related and unrelated party.

As a result of the above activities, we experienced a net increase in cash of $2,334 for the three months ended March 31, 2018, compared to an increase of $8,150 or the three months ended March 31, 2017. Cash at March 31, 2018 was $2,334. Cash as of December 31, 2017 was $0.

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

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2018, we have not yet achieved profitable operations, have accumulated losses of $461,428 and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of March 31, 2018, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of March 31, 2018, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2017, including material weaknesses of:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2018, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited financial statements.

Item 1A.

Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2018

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

DATED:   May 16, 2018

WADENA CORP.

By: /s/ J. Jacob Isaacs
J. Jacob Isaacs
CEO, President, CFO and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)