Form 10-Q
period 2018-06-30
Wadena Corp.
filed 2018-08-20
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

 ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

WADENA CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

750 N. San Vicente, Suite 800 West
West Hollywood, CA	90069
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199

14 Wall Street, 20th Floor New York, NY 10005
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 144,525,000 shares of $0.001 par value common stock outstanding as of August 15, 2018.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WADENA CORP.

BALANCE SHEET

(UNAUDITED)

ASSETS
	June 30, 2018	December 31, 2017

Current assets:
Cash	$ 106,359	$ -
Total currents assets	106,359	-
Property and equipment, net	412	1,184
Total assets	$ 106,771	$ 1,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 4,817	$ 4,879
Accounts payable - related party	150,341	144,500
Notes payable	244,000	224,000
Notes payable - related party	39,500	38,488
Total current liabilities	438,658	411,867
Total liabilities	438,658	411,867

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
144,525,000 and 141,525,000 shares issued and outstanding at June 30, 2018 and
and December 31, 2017, respectively	144,525	141,525
Additional paid in capital	36,875	(110,125)
Accumulated deficit	(513,287)	(442,083)
Total stockholders' deficit	(331,887)	(410,683)
Total liabilities and stockholders' deficit	$ 106,771	$ 1,184
The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2018

Operating expenses

Depreciation	$ 386	$ 386	$ 772	$ 772

General and administration	51,473	18,063	70,432	35,028

Total operating expenses	51,859	18,449	71,204	35,800

Net loss	$ (51,859)	$ (18,449)	$ (71,204)	$ (35,800)

Net loss per share

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding

Basic and diluted	142,471,154	141,525,000	142,000,691	141,525,000

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2018 and 2017

(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (71,204)	$ (35,800)

Adjustment to reconcile net loss to cash used in operating activities:
Depreciation expense	772	772
Net change in:
Accounts payable	(62)	(919)
Accounts payable - related party	5,841	12,000

CASH FLOWS USED IN OPERATING ACTIVITES	(64,653)	(23,947)

CASH FLOWS FROM FINANCING ACTIVITES:

Proceeds from sale of common stock	150,000	-
Proceeds from notes payable, related party	20,012	13,500
Payment on notes payable, related party	(19,000)	-
Proceeds from notes payable	20,000	12,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	171,012	25,500

NET CHANGE IN CASH	106,359	1,553

Cash, beginning of period	-	1,671
Cash, end of period	$ 106,359	$ 3,224

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WADENA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

Note 1.

Basis of Presentation

The accompanying unaudited interim financial statements of Wadena Corp. (“Wadena” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017, as reported in the Company’s Form 10-K, have been omitted.

Note 2.

General

The Company was incorporated in Nevada on January 21, 2011.  Since its incorporation, the Company has have attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

In February 2018 the Company decided to become involved in the marijuana industry.

The Company now plans to own and operate medical and adult marijuana cultivation facilities, manufacturing facilities and dispensaries in California.  The first step in the Company’s business plan is to acquire licenses to cultivate, manufacture and sell marijuana.

The Company will attempt to acquire licenses from persons who have either applied for or been granted marijuana licenses in California.

The Company does not intend to acquire a license associated with a facility or dispensary which is in operation.

The Company may also apply for a marijuana cultivation, manufacturing or dispensary license in its own name.

The Company’s activities are subject to significant risks and uncertainties including the failure to secure the funding needed to properly execute the Company’s business plan.

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

During the three months ended June 30, 2018 we sold 3,000,000 shares of our common stock to 13 persons in a private offering at a price of $0.05 per share.

Note 3.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2018 the Company had not yet achieved profitable operations, has accumulated losses of $513,287 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4.

Related Party Transactions

Notes payable-related party are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the notes totaled $38,488. During the period ended June 30, 2018, the Company received a note payable, net of a repayment, in the amount of $1,012 from the President of the Company. The note is unsecured, non-interest bearing and had no specific terms for repayment. As of June 30, 2018, the note payable totaled $39,500.

The Company is charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. Accounts payable – related party are the fees earned but not yet paid of $150,341 and $144,500 at June 30, 2018 and December 31, 2017, respectively.  The table below shows management fees charged to expense for the periods indicated.

Six months ended June 30, 2018		Six months ended June 30, 2017

Management fees	$ 12,000	$ 12,000

Note 5.

Notes Payable

During the period ended June 30, 2018, the Company received advances of $20,000 from an unrelated third party. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2018 and December 31, 2017 the advances totaled $244,000 and $224,000, respectively.

Note 6.

Equity Transactions

During the three months ended June 30, 2018 the Company sold 3,000,000 shares of its common stock to 13 persons in a private offering at a price of $0.05 per share.

Note 7.

Subsequent Events

On August 7, 2018 the Company entered into agreements with LGM, Org and Lean Green Machine, Inc. (collectively “LGM”) to acquire licenses LGM may be awarded by the state of California in Long Beach and the City of Commerce.  LGM has applied for licenses to operate cultivation and manufacturing facilities in these two cities.  A cultivation and manufacturing license, awarded together, is known as a “micro license”.

If LGM is awarded a micro license for Long Beach, the Company will issue LGM 35,381,250 shares of its common stock in consideration for the assignment of the license to the Company.

If LGM is awarded a micro license for the City of Commerce, the Company will issue LGM 35,381,250 shares of its common stock in consideration for the assignment of the license to the Company.

J. Jacob Isaacs, the Company’s only officer and director, and the owner of 78,750,000 shares of the Company’s common stock, will sell to the Company, for $100, the same number of shares which the Company may issue to LGM.

In July 2018, the Company sold 234,000 shares of common stock to two third party investors at a price of $0.05 per share, for a total proceeds of $11,700.

Management has evaluated subsequent events through the date that these financial statements were available to be issued.  Other than the foregoing, there have been no events that would required adjustment to or disclosure in the financial statements.

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

Overview

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Wadena” or the “Company” refer to Wadena Corp.

We were incorporated in Nevada on January 21, 2011.  Since our incorporation, we have attempted to become involved in a number of business ventures, all of which were unsuccessful and which we have abandoned.

In February 2018 we decided to become involved in the marijuana industry.

We now plan to own and operate medical and adult marijuana cultivation facilities, manufacturing facilities and dispensaries in California.  The first step in our business plan is to acquire licenses to cultivate, manufacture and dispense marijuana.

We currently have agreements with LGM, Org and Lean Green Machine, Inc. (collectively “LGM”) to acquire licenses LGM may be awarded by the state of California in Long Beach and the City of Commerce.  LGM has applied for licenses to operate cultivation and manufacturing facilities in these two cities.  A cultivation and manufacturing license, awarded together, is known as a “micro license”.

If LGM is awarded a micro license for Long Beach, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.

If LGM is awarded a micro license for the City of Commerce, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.

We estimate that it will require six months and cost $750,000 to build and equip a cultivation and manufacturing facility in either Long Beach or the City of Commerce.

Our estimated costs to operate a cultivation/manufacturing facility are:

Description

Monthly Amount (1)

Nutrients/grow supplies

$10,000

Utilities

18,700

Product testing

2,500

Transportation

1,000

Labor

25,000

Security

2,500

Insurance

1,000

Rent

15,000

Legal

5,000

$80,700

(1)

Does not include licensing fees or state or local taxes, as the amounts will depend on the location of the cultivation/manufacturing facility.

If LGM is awarded only one license, or if LGM us not awarded any licenses we will attempt to acquire licenses from other persons who have either applied for or been granted marijuana licenses in California.  Although our preference is to acquire micro licenses, we may acquire separate cultivation, manufacturing or dispensary licenses.

We do not intend to acquire a license associated with a facility or dispensary which is in operation.

We may also apply for a marijuana cultivation, manufacturing or dispensary license in our own name.

J. Jacob Isaacs, our only officer and director, and the owner of 78,750,000 shares of our common stock, will sell to us, for $100, the same number of shares which we may issue to LGM.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, and (ii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Results of Operations for the three and six months ended June 30, 2018, compared to three and six months ended June 30, 2017.

During the three and six months ended June 30, 2018 General and Administrative Expenses increased from the comparable periods in 2017 as a result of the change in our business plan.

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2018 and 2017 were:

	2018	2017

Cash (used in) operations	$(64,653)	$(23,947)
Sale of common stock	$150,000	--
Proceeds from advances, related party	$20,012	$13,500
Payment on advances, related party	$(19,000)	--
Proceeds from advances, unrelated party	$20,000	$12,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2018, we have not yet achieved profitable operations, have accumulated losses of $513,287 and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

PART II- OTHER INFORMATION

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold shares of common stock for that were not reported on a Current Report on Form 8-K or in Part II, Item 5 of the Annual report on Form 10-K and such transactions are being reported hereby, as follows.

During May 25 through June 19, 2018, third party investors purchased 3,000,000 shares of common stock for a purchase price of $0.05 per share totaling $150,000.

During July 2018, third party investors purchased 234,000 shares of common stock for a purchase price of $0.05 per share totaling $11,700.

The issuances of these securities did not involve the payment of any sales commissions and were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 6.

Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   August 20, 2018

WADENA CORP.

By: /s/ J. Jacobs Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer