Form 10-Q
period 2018-09-30
PIERRE CORP.
filed 2018-11-13
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

 ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

PIERRE CORP.
(Exact name of registrant as specified in its charter)

Nevada	467-4046237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

750 N. San Vicente, Suite 800 West
West Hollywood, CA	90069
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199

WADENA CORP. 14 Wall Street, 20th Floor New York, NY 10005
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 145,259,000 shares of $0.001 par value common stock outstanding as of November 13, 2018.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PIERRE CORP.
BALANCE SHEET
(UNAUDITED)

ASSETS	September 30,	December 31,
	2018	2017
Current assets:
Cash	$ 58,614	$ -
Prepaid assets	5,700	-
Total currents assets	64,314	-

Property and equipment, net	26	1,184
Total assets	$ 64,340	$ 1,184
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 6,309	$ 4,879
Accounts payable - related party	152,841	144,500
Notes payable	244,000	224,000
Notes payable - related party	6,000	38,488
Total current liabilities	409,150	411,867
Total liabilities	409,150	411,867

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 145,259,000 shares outstanding at September 30, 2018 and 141,525,000 shares outstanding at December 31, 2017	145,259	141,525
Additional paid in capital	72,841	(110,125)
Accumulated deficit	(562,910)	(442,083)
Total stockholders' deficit	(344,810)	(410,683)
Total liabilities and stockholders' deficit	$ 64,340	$ 1,184

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2018 and 2017
(Unaudited)

	Three months	Three months	Nine months	Nine months
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Operating expenses:

Depreciation	$ 386	$ 386	$ 1,158	$ 1,158

General and administration	49,236	8,397	119,669	43,424

Total operating expenses	49,622	8,783	120,827	44,582

Net loss	$ (49,622)	$ (8,783)	$ (120,827)	$ (44,582)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	145,259,674	141,525,000	143,111,088	141,525,000

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.
STATEMENT OF CASH FLOWS
September 30, 2018 and 2017
(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$ (120,827)	$ (44,582)
Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	1,158	1,158
Prepaid deposits	(5,700)	-

Net change in:
Accounts payable	1,430	(488)
Accounts payable - related party	8,341	18,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(115,598)	(25,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	186,700	-
Proceeds from notes payable, related party	20,012	21,500
Payments on notes payable, related party	(52,500)	-
Proceeds from notes payable, unrelated party	20,000	12,000
CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	174,212	33,500

NET CHANGE IN CASH	58,614	7,588
Cash, beginning of period	-	1,671
Cash, end of period	$ 58,614	$ 9,259

SUPPLEMENTAL CASH FLOW
INFORMATION
Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Note 1.

  Basis of Presentation

The accompanying unaudited interim financial statements of Pierre Corp. (“Pierre” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017, as reported in the Company’s Form 10-K, have been omitted.

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

If LGM is awarded a micro license for Long Beach, the Company will issue LGM 35,381,250 shares of its common stock in consideration for the assignment of the license to the Company.  As of September 30, 2018 LGM had not been awarded this license.

If LGM is awarded a micro license for the City of Commerce, the Company will issue LGM 35,381,250 shares of its common stock in consideration for the assignment of the license to the Company.  As of September 30, 2018 LGM had not been awarded this license.

J. Jacob Isaacs, the Company’s only officer and director, and the owner of 78,750,000 shares of the Company’s common stock, will sell to the Company, for $100, the same number of shares which the Company may issue to LGM.

Note 3.  Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2018 the Company had not yet achieved profitable operations, has accumulated losses of $562,910 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there are no assurances of additional funding being available.

Note 4.  Related Party Transactions

Notes payable-related party due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the notes totaled $38,488. During the period ended September 30, 2018, the Company repaid a note payable, net of receipts, in the amount of $32,488 to the President of the Company. As of September 30, 2018, the note payable totaled $6,000.

The Company is charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. Accounts payable – related party are the fees earned but not yet paid of $152,841 and $144,500 at September 30, 2018 and December 31, 2017, respectively.  The table below shows management fees charged to expense for the periods indicated.

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Management fees	$ 18,000	$ 18,000

Note 5.  Notes Payable

During the nine-month period ended September 30, 2018, the Company received advances of $20,000 from an unrelated third party. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2018 and December 31, 2017 the advances totaled $244,000 and $224,000, respectively.

Note 6.  Equity Transactions

Between May and August, 2018, third party investors purchased 3,734,000 shares of the Company’s common stock at a price of $0.05 per share for gross proceeds of $186,700.   The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of the common stock described above

Note 7.  Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were available to be issued.

On October 15, 2018 a shareholder owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

•

change the name of the Company from Wadena, Corp. to Pierre Corp.

•

reverse split the Company’s outstanding shares of common stock on a 5-for-1 basis.

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

Overview

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Pierre” or the “Company” refer to Pierre Corp.

We were incorporated in Nevada on January 21, 2011.  Since our incorporation, we have attempted to become involved in a number of business ventures, all of which were unsuccessful and which we have abandoned.

In February 2018, we decided to become involved in the marijuana industry.

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

If LGM is awarded a micro license for Long Beach, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.  As of September 30, 2018 LGM had not been awarded this license.

If LGM is awarded a micro license for the City of Commerce, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.  As of September 30, 2018 LGM had not been awarded this license.

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

If LGM is awarded only one license, or if LGM is not awarded any licenses we will attempt to acquire licenses from other persons who have either applied for or been granted marijuana licenses in California.  Although our preference is to acquire micro licenses, we may acquire separate cultivation, manufacturing or dispensary licenses.

We do not intend to acquire a license associated with a facility or dispensary which is in operation.

We may also apply for a marijuana cultivation, manufacturing or dispensary license in our own name.

J. Jacob Isaacs, our only officer and director, and the owner of 78,750,000 shares of our common stock, will sell to us, for $100, the same number of shares which we may issue to LGM.

On October 15, 2018 a shareholder owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

•

change the name of the Company from Wadena, Corp. to Pierre Corp.

•

reverse split the Company’s outstanding shares of common stock on a 5-for-1 basis.

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

Results of Operations for the three and nine months ended September 30, 2018, compared to three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2018 General and Administrative Expenses increased from the comparable periods in 2017 due to the change in our business plan which resulted in increased legal and consulting fees as well as increased travel costs.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2018 and 2017 were:

	2018	2017

Cash (used in) operations	$(115,598)	$(25,912)
Sale of common stock	$186,700	--
Proceeds from notes payable, related party	$20,012	$21,500
Payment on notes payable, related party, net of advances	$(32,488)	--
Proceeds from notes payable, unrelated party	$20,000	$12,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2018, we have not yet achieved profitable operations, have accumulated losses of $562,910 and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Between May and August 2018, third party investors purchased 3,734,000 shares of the Company’s common stock for a purchase price of $0.05 per share totaling $186,700.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance of the securities described above.  The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the sale of these securities.

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED:   November 13, 2018

PIERRE CORP.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer