Form 10-Q/A
period 2018-09-30
PIERRE CORP.
filed 2018-11-13
CIK 1652958

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

EXPLANATORY NOTE

Due to a filing error, the XBRL documents were not included with the registrant’s Form 10-Q filed with the SEC on November 13, 2018. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the interim period ended September 30, 2018 is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

Item 6.

Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance File
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 13, 2018

PIERRE CORP.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive,

Financial and Accounting Officer