Form 10-K
period 2018-12-31
PIERRE CORP.
filed 2019-04-01
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

❑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018

❑ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ❑    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ❑    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ❑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒                       No   ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

❑

Accelerated filer

❑

Non-accelerated filer

☒

Smaller reporting company

☒

Emerging growth company

❑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ❑     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $0.00.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. There were 29,051,800 shares of common stock outstanding as of March 25, 2019.

PART I

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1.

BUSINESS

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

On March 20, 2019 we entered into a Letter of Intent with an unrelated third party concerning marijuana licenses in Los Angeles County.  The Letter of Intent provides that we will pay $850,000 for licenses to cultivate, manufacture and distribute marijuana in California.  However we will not acquire any aspects of the licenses that relate to retail delivery or store front retail.

The acquisition of the licenses is subject to a number of conditions, including a requirement that the licenses, which expired in June 2018, to be renewed by the government authorities which issued the licenses.

If the licenses are acquired, we plan to construct a cultivation, manufacturing and distribution facility in Los Angeles County and sell marijuana throughout California.

If we acquire these licenses, we estimate that it will require 4 months and cost $145,000 to build and equip the cultivation, manufacturing and distribution facility in Los Angeles County.

We do not intend to acquire a license associated with a facility or dispensary which is, or was, in operation.

We may also apply for a marijuana cultivation, manufacturing or dispensary license in our own name.

California state law requires that all commercial cannabis businesses, including cultivators, dispensaries, delivery services, extractors, concentrate, edible and topical manufacturers, distributors, and testing laboratories hold a state license in order to operate.  Marijuana in California is legal for both medical and recreational use.  However, retailers need separate licenses to sell medical and recreational marijuana.

CalCannabis Cultivation Licensing, a division of the California Department of Food and Agriculture (CDFA), licenses and regulates commercial cannabis cultivators in California. CalCannabis also manages the state's track-and-trace system, which tracks all commercial cannabis and cannabis products—from cultivation to sale.  Any person or entity who wishes to engage in commercial cannabis cultivation must submit an application package, which includes a completed application form, all required documentation and a non-refundable application fee.

The Bureau of Cannabis Control (Bureau) is the lead agency in regulating commercial cannabis licenses for medical and adult-use cannabis in California. The Bureau is responsible for licensing retailers, distributors, testing labs, and temporary cannabis events.

The Manufactured Cannabis Safety Branch, a division of the California Department of Public Health (CDPH), is responsible for regulating and licensing the manufacturers of cannabis-infused edibles for both medical and nonmedical use.

The first step in obtaining licensing for a cannabis business in California is selecting a location or locations for the business since state licensing requires that a business have approval from the local government where the business is located. The permitting process, fees, and tax rates vary tremendously and local city and county governments can restrict or ban cannabis businesses in their jurisdiction. Every location has different rules on where cannabis businesses can locate, based on zoning, proximity to schools and other sensitive locations, and types of licenses allowed.

Market Conditions

Marijuana sales in North America reached $7.97 billion in 2017, compared to $6.73 billion in 2016, according to ArcView Market Research/BDS Analytics. The research firm projects sales to jump to $21.6 billion by 2021, representing a 26% compound annual growth rate (CAGR).

 Adult-Use marijuana is now legal in ten states and the District of Columbia, and medical marijuana is legal in 30 states.

While the industry is growing rapidly, the cannabis industry faces major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Second, as explained below, marijuana is illegal under federal law.

Federal Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  However, the Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of March 25, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana.  Additionally, 10 states and the District of Columbia have legalized cannabis for recreational use by adults.  However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

The previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In this regard, the prior DOJ Deputy Attorney General of the Obama administration issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA.

The Cole Memo noted that the Department of Justice is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to Department of Justice attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following in preventing:

•

the distribution of cannabis to minors;

•

revenue from the sale of cannabis from going to criminal enterprises, gangs and cartels;

•

the diversion of cannabis from states where it is legal under state law to  states where it is not legal;

•

state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•

violence and the use of firearms in the cultivation and distribution of cannabis;

•

drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•

the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•

cannabis possession or use on federal property.

On January 4, 2018, the U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement.

However, on March 30, 2018 President Trump signed a $1.3 trillion budget bill that includes a provision that prevents the Justice Department, including the Drug Enforcement Administration, from using funds to arrest or prosecute patients, caregivers and businesses that are acting in compliance with state medical marijuana laws.  This provision, known as the Rohrabacher-Blumenauer Amendment, prohibits the Justice Department from using federal funds to interfere with state medical marijuana programs.

Competition

Currently, there are many other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies have business plans similar to ours.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

On October 15, 2018 a shareholder owning a majority of our outstanding shares of common stock amended our Articles of Incorporation to:

•

change our name to Pierre Corp.; and

•

reverse split our outstanding shares of common stock on a 5-for-1 basis.

Our office is located at 750 N. San Vicente, Suite 800 West, West Hollywood, California  90069 and are rented for $1,800 per month.

As of March 25, 2019, we did not have any full time employees.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 25, 2019, there was no market for our common stock.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently in the development stage and have not earned any revenues.

Results of Operations

Operating expenses for the years ended December 31, 2018 and 2017 were $198,901 and $64,039, respectively, and were comprised of principally legal and accounting costs and management fees.  Operating expenses during the year ended December 31, 2018 increased due to increased activity within the company.  This was largely due to the company beginning a new business plan and moving into the process of attaining public status.

Liquidity and Capital Resources

We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties and related parties.   As of December 31, 2018, $250,000 had been loaned to the Company by related and unrelated parties.    The loans are unsecured, non-interest bearing and are payable on demand.

Our sources and (uses) of cash for the years ended December 31, 2018 and 2017 were:

	2018	2017
Cash (used in) operations	(172,927)	(35,059)
Sale of common stock	186,700	--
Proceeds from notes payable, related party	20,012	22,200
Proceeds from notes payable, unrelated parties	20,000	12,000
Repayments on notes payable, related party	(52,500)	(812)

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

During the year ended December 31, 2018, third party investors purchased 746,800 shares of our common stock at a price of $0.25 per share for gross proceeds of $186,700.

Our estimated capital requirements for the twelve months ending December 31, 2019 are:

Description	Amount
Acquire marijuana licenses in Los Angeles County	$845,000
Build and equip a marijuana cultivation, manufacturing and Distribution facility	$145,000
Payment of liabilities	$200,000
Operating expenses	$200,000

Due to our continuing losses from business operations, the independent auditor’s report dated March 29, 2019, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Critical Accounting Policies

See Note 2 to the December 31, 2018 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2018 and 2017;
F-3	Statements of Operations for the years ended December 31, 2018 and 2017
F-4	Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017;
F-5	Statements of Cash Flows for years ended December 31, 2018 and 2017;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pierre Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pierre Corp. as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pierre Corp. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Pierre Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pierre Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As discussed in Note 2 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

We have served as Pierre Corp.'s auditor since 2013.

Houston, Texas

March 29, 2019

PIERRE CORP.

BALANCE SHEET

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$ 1,285	$ -
Prepaid assets	5,700	-
Total currents assets	6,985	-

Property and equipment, net	-	1,184

Total assets	$ 6,985	$ 1,184

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$15,028	$4,879
Accounts payable - related party	164,841	144,500
Notes payable	244,000	224,000
Notes payable - related party	6,000	38,488
Total current liabilities	429,869	411,867

Total liabilities	429,869	411,867

Commitments

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,051,800 shares outstanding at December 31, 2018 and
28,305,000 shares at December 31,2017	29,052	28,305
Additional paid in capital	189,048	3,095
Accumulated deficit	(640,984)	(442,083)
Total stockholders' deficit	(422,884)	(410,683)

Total liabilities and stockholders' deficit	$ 6,985	$ 1,184

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

STATEMENT OF OPERATIONS

For the years ended December 31, 2018 and 2017

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Operating expenses:
Depreciation	$1,184	$1,544
General and administration	197,717	62,495
Total operating expenses	198,901	64,039

Net loss	($198,901)	($64,039)

Net loss per share:
Basic and diluted	($0.01)	$0.00

Weighted average shares
outstanding:
Basic and diluted	29,051,800	28,305,000

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

STATEMENT OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	Year ended	Year ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (198,901)	$ (64,039)
Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	1,184	1,544
Net change in:
Prepaid deposits	(5,700)	-
Accounts payable	10,149	3,436
Accounts payable - related party	20,341	24,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(172,927)	(35,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from sale of common stock	186,700	-
Proceeds from notes payable, related party	20,012	22,200
Proceeds from notes payable, unrelated parties	20,000	12,000
Repayments on notes payable, related party	(52,500)	(812)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	174,212	33,388

NET CHANGE IN CASH	1,285	(1,671)
Cash, beginning of period	-	1,671

Cash, end of period	$ 1,285	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2018 and 2017

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deficit accumulated during the exploration	Total

Balance, December 31, 2016	-	$ -	28,305,000	$ 28,305	$ 3,095	$ (378,044)	$ (346,644)

Net loss	-	-	-	-	-	(64,039)	(64,039)

Balance, December 31, 2017	-	-	28,305,000	28,305	3,095	(442,083)	(410,683)

Sale of common stock	-	-	746,800	747	185,953	-	186,700

Net loss	-	-	-	-	-	(198,901)	(198,901)

Balance, December 31, 2018	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018

Note 1.

Basis of Presentation

General

Pierre Corp. (the “Company”) was incorporated in Nevada on January 21, 2011.  Since its incorporation, the Company has have attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

In February 2018, the Company decided to become involved in the marijuana industry.

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

We do not anticipate receiving cash flow from operations in the near future to satisfy our ongoing capital requirements. We are seeking financing in the form of equity capital in order to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

On August 7, 2018 the Company entered into agreements with LGM, Org and Lean Green Machine, Inc. (collectively “LGM”) to acquire licenses LGM may be awarded by the state of California in Long Beach and the City of Commerce.   These agreements were terminated in February 2019.

On March 12, 2019 Pierre Corp entered into a Letter of Intent to acquire licenses in Lynwood, California where Pierre Corp would pay $850,000 to the vender to purchase the right to cultivate marijuana in that local.    At this time the agreement is not legally binding until the definitive agreement is signed at a later date.  The Seller must deliver to Pierre Corp in this agreement the updated and renewed licenses.

On October 15, 2018 a shareholder owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

•

change the name of the Company from Wadena Corp. to Pierre Corp.

•

reverse split the Company’s outstanding shares of common stock on a 5-for-1 basis.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the Company’s business plan.

Note 2.

Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2018, the Company had not yet achieved profitable operations, has accumulated losses of $640,984, since its inception, has working capital deficit of $422,884, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

Note 3.

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2017, the advances totaled $38,488.

During the year ended December 31, 2018, the Company repaid a note payable, net of receipts, in the amount of $32,488 to the President of the Company. As of December 31, 2018, the note payable totaled $6,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. Effective October 1, 2018, the Company agreed to pay the President of the Company $6,000 per month for management services if funds are available or to accrue such amount if funds are not available. Accounts payable – related party are the fees earned but not yet paid of $164,841 and $144,500 at December 31, 2018 and December 31, 2017, respectively.

	Year ended December 31, 2018	Year ended December 31, 2017

Management fees	$ 36,000	$ 24,000

Note 4.

Property and Equipment, net

Cost and accumulated depreciation of property and equipment as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017

Computers	$ 3,443	$ 3,443

Furniture and fixtures	6,000	6,000
Total	9,443	9,443
Less: Accumulated depreciation	(9,443)	(8,259)
Property and equipment, net	$ -	$ 1,184

Depreciation expense charged to operations was $1,184 and $1,544 for the years ended December 31, 2018 and

2017, respectively.

Note 5.

Notes Payable

During the year ended December 31, 2018, the Company received a loan for $20,000 from an individual. The loans in addition to the loans previously entered into by the Company, are unsecured, non-interest bearing and have no specific terms for repayment. As of December 31, 2018, the loans totaled $244,000.

Note 6.

Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2018	December 31, 2017

Deferred tax asset attributable to:
Net operating loss	$ 134,600	$ 92,800
Valuation allowance	(134,600)	(92,800)
Net	$ -	$ -

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2018	December 31, 2017

Benefit attributable to operating loss	$ 41,800	$ 150,000
Impact of change in tax rate	-	(57,200)
Valuation allowance	(41,800)	(92,800)
Net provision	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

As of December 31, 2017, the Company saw a decrease in deferred tax assets from income tax loss carry forwards. The significant decline in the carry forwards was due the passage of the Tax Cuts and Jobs Act on December 20, 2017 that reduced effective tax rates for future periods to 21% from 34%. The decline in value of the income tax loss carry forwards has no impact on our statement of operations.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2018, the Company has net operating loss carry forwards, which expire commencing in 2031, totaling approximately $641,000, the benefit of which has not been recorded in the financial statements.

Note 7.

Equity Transactions

Between May and August, 2018, third party investors purchased 746,800 shares of the Company’s common stock at a price of $0.25 per share for gross proceeds of $186,700.  The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of the common stock described above.

On October 15, 2018, the Company’s Board of Directors declared a five-for-one reverse stock split of the Company’s common stock. The record date for the stock split was October 15, 2018. Shareholders of record as of the close of business on the record date received one share of common stock of the Company for every five shares that they owned on such date. The earnings per share calculations and share data for all periods presented have been recast to reflect the impact of the stock split on outstanding shares.

Note 8.

Subsequent Events

On August 7, 2018 the Company entered into agreements with LGM, Org and Lean Green Machine, Inc. (collectively “LGM”) to acquire licenses LGM may be awarded by the state of California in Long Beach and the City of Commerce.   These agreements were terminated in February, 2019.

On March 12, 2019 Pierre Corp entered into a Letter of Intent to acquire licenses in Lynwood, California where Pierre Corp would pay $850,000 to the vender to purchase the right to cultivate marijuana in that local.    At this time the agreement is not legally binding until the definitive agreement is signed at a later date.  The Seller must deliver to Pierre Corp in this agreement the updated and renewed licenses.

On January 17, 2019, Rodney Throgmorton loaned the Company $20,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

There were no changes in our internal controls that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management's report in this annual report.

Management's Remediation Initiatives

Management plans to initiate efforts to remediate the identified material weaknesses and other deficiencies and enhance our internal controls when and if operating funds become available.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name

Age

Position

J. Jacob Isaacs

35

Chief Executive, Financial and Accounting Officer and a Director

Mr. Isaacs has served as our officer and director since August 2017. Mr. Isaacs served as the Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer of Cumberland Hills, Ltd. since its inception in January 2010 until its subsequent merger in 2013. Since 2013 Mr. Isaacs has operated his own private consulting firm advising small companies on the process of going public. He is also active in restructuring corporations and arranging debt consolidations.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed.  Our officers are appointed by our board of directors and serve at the discretion of the board.

We believe Mr. Isaacs is qualified to act as a director based upon his knowledge of business practices and, in particular, the regulations relating to public companies.

Mr. Isaacs is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Directors, to the extent required. Our Directors believe that the cost of associated with such committees, has not been justified under our current circumstances.     During the years ended December 31, 2018 and 2017 we did not compensate any person for serving as a director.

Executive Compensation

Name and principal position	Year	Salary ($)	Total ($)
J. Jacobs Isaacs (1) CEO, CFO and CAO	2018 2017	36,000 24,000	36,000 24,000
Robert Sawatsky, (2) Former President, CEO and CFO	2018 2017	-- --	-- --

(1)

Mr. Isaacs was initially appointed as a director and officer on August 16, 2016 and resigned on November 24, 2017.  Mr. Isaacs was reappointed as an officer and directors on January 11, 2018.

(2)

In 2017 Mr Isaacs was paid $0 and accrued the full $24,000.  In 2018, Mr. Isaacs was paid $15,600 and accrued $20,400.

(3)

Mr. Sawatsky was appointed as a director and officer on March 9, 2016 and resigned on August 16, 2017.

There have never been any grants of stock options to our officers or directors.

The following shows the amounts we expect to pay to our officer during the twelve months ended December 31, 2019 and the amount of time this person expects to devote to our business

    Projected

Percent of time to be devoted

Name

Compensation

  to the Company’s Business

J. Jacob Isaacs

$24,000

80%

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as March 25, 2019, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

      Percent of

Name

Shares Owned

Outstanding Shares

J. Jacob Isaacs

15,750,000

55.6%

All officers and directors

as a group (one person)

15,750,000

55.6%

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

See Note 3 to the December 31, 2018 financial statements included as part of report.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2018 and December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018 $	December 31, 2017 $
Audit Fees	19,500	12,250
Audit Related Fees		3,500
Tax Fees	-	-
All Other Fees	-	-
Total	19,500	15,750

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)

Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (File #333-190265).

*   Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2019.

PIERRE CORP.

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 1, 2019

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer