Form 10-Q
period 2019-03-31
PIERRE CORP.
filed 2019-05-01
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,051,800 shares of $0.001 par value common stock outstanding as of May 1, 2019.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PIERRE CORP.

BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2019	December 31, 2018

Current assets:
Cash	$ 10,119	$ 1,285

Prepaid assets	5,700	5,700

Total current assets	15,819	6,985

Total assets	$ 15,819	$ 6,985

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 15,177	$ 15,028

Accounts payable - related party	173,341	164,841

Notes payable	291,900	244,000

Notes payable - related party	6,000	6,000

Total current liabilities	486,358	429,869

Total liabilities	486,358	429,869

Stockholders' deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
29,051,800 shares issued and outstanding at
March 31, 2019 and December 31, 2018, respectively	29,052	29,052

Additional paid in capital	189,048	189,048

Accumulated deficit	(688,639)	(640,984)

Total stockholders' deficit	(470,539)	(422,884)

Total liabilities and stockholders' deficit	$ 15,819	$ 6,985

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2019 and 2018

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Operating expenses:

Depreciation	$ -	$ 386

General and administration	47,655	18,959

Total operating expenses	47,655	19,345

Net loss	$ (47,655)	$ (19,345)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	29,051,800	29,051,800

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 and 2018

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (47,655)	$ (19,345)

Adjustment to reconcile net loss to
cash used in operating activities:

Depreciation expense	-	386

Net change in:

Accounts payable	89	2,381

Accounts payable - related party	8,500	6,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(39,066)	(10,578)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable, related party	47,900	12,912

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,900	12,912

NET CHANGE IN CASH	8,834	2,334

Cash, beginning of period	1,285	-

Cash, end of period	$ 10,119	$ 2,334

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -

Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PIERRE CORP.
NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Pierre Corp. (“Pierre” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018, as reported in the Form 10-K of the Company, have been omitted.

Note 2

 General

Pierre Corp. (the “Company”) was incorporated in Nevada on January 21, 2011.  Since its incorporation, the Company has attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

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

Note 3

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2019 the Company had not yet achieved profitable operations, has accumulated losses of $688,639 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2019, the advances totaled $6,000.

The Company was charged management fees by the former President of the Company when funds are available.  Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective October 1, 2018, the Company agreed to pay the President of the Company $6,000 per month for management services if funds are available or to accrue such amount if funds are not available. Accounts payable – related party are the fees earned but not yet paid of $173,341 and $164,841 at March 31, 2019 and December 31, 2018, respectively.

	Three months ended March 31, 2019	Three months ended March 31, 2018

Management fees	$ 18,000	$ 6,000

Note 5

Notes Payable

During the three-month period ended March 31, 2019, the Company received advances of $47,900 from three unrelated third parties. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of March 31, 2019 and December 31, 2018 the advances totaled $291,900 and $244,000, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

On March 20, 2019, we entered into a Letter of Intent with an unrelated third party concerning marijuana licenses in Los Angeles County.  The Letter of Intent provides that we will pay $850,000 for licenses to cultivate, manufacture and distribute marijuana in California.  However, we will not acquire any aspects of the licenses that relate to retail delivery or store front retail.

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

Our office is located at 750 N. San Vicente, Suite 800 West, West Hollywood, California  90069 and are rented for $1,800 per month.

Results of Operations for the three months ended March 31, 2019, compared to three months ended March 31, 2018.

General and administrative expenses totaled $47,655 for the three months ended March 31, 2019, compared to $18,959 for the three months ended March 31, 2018. Operating expenses in 2019 and 2018 include legal and accounting costs, depreciation, and management fees.  The increase in operating expenses during the period ended March 31, 2019 is due to the change in our business plan which resulted in increased legal and consulting fees as well as increased travel costs.

Net loss for the three months ended March 31, 2019 and 2018, was $47,655 and $19,345, respectively.

Liquidity and Capital Resources

We currently have a total accumulated deficit of $688,639 and a working capital deficit of $502,177 as of March 31, 2019.

Net cash used in operating activities for the three months ended March 31, 2019 and March 31, 2018 were $39,066 and $10,578, respectively.  Net cash flows from financing activities for the three months ended March 31, 2019 and March 31, 2018 were $47,900 and $12,912, respectively, due to loans from a related and unrelated party.

As a result of the above activities, we experienced a net increase in cash of $8,834 for the three months ended March 31, 2019, compared to an increase of $2,334 or the three months ended March 31, 2018. Cash at March 31, 2019 was $10,119. Cash as of December 31, 2018 was $1,285.

We do not presently generate any revenue from our business. If we acquire the marijuana licenses, we estimate that we will $145,000 to build and equip the cultivation, manufacturing and distribution facility in Los Angeles County.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase.

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2019, we have not yet achieved profitable operations, have accumulated losses of $688,639 and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None.

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

DATED:   May 1, 2019

PIERRE CORP.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer