Form 10-Q
period 2019-06-30
PIERRE CORP.
filed 2019-08-19
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Title of each class

Trading Symbol(s)

Name of each exchange on which registered

  Common Stock

None

None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,076,800 shares of $0.001 par value common stock outstanding as of August 19, 2019.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Pierre Corp.
Balance Sheets
(Unaudited)

	ASSETS
		June 30, 2019	December 31, 2018
Current assets:
Cash		$ 34,736	$ 1,285
Prepaid assets		5,700	5,700
Total current assets		40,436	6,985
Total assets		$40,436	$6,985

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses		$11,349	$15,028
Accounts payable - related party		175,221	164,841
Notes payable		323,900	244,000
Notes payable - related party		6,000	6,000
Convertible notes, net of unamortized discount of $59,979 and $0, respectively		25,021	-
Derivative liability		60,859	--

Total current liabilities		602,350	429,869
Total liabilities		602,350	429,869

	STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized,
29,076,800 and 29,051,800 shares issued and outstanding at
June 30, 2019 and December 31, 2018, respectively		29,077	29,052

Additional paid in capital		195,273	189,048

Accumulated deficit		(786,264)	(640,984)
Total stockholders' deficit		(561,914)	(422,884)
Total liabilities and stockholders' deficit		$40,436	$ 6,985

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Operations
(Unaudited)

	For the Three months	For the Three months	For the Six months	For the Six months
	ended	ended	ended	ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses:
Depreciation	$ -	$ 386	$ -	$ 772
General and administration	79,656	51,473	127,311	70,432

Total operating expenses	(79,656)	(51,859)	(127,311)	(71,204)

Amortization of debt discount	(8,637)	-	(8,637)	-
Interest expense	(839)	-	(839)	-
Change in fair value of derivative liability	(8,493)	-	(8,493)	-
Total other expense	(17,969)	-	(17,969)	-

Net loss	$ (97,625)	$ (51,859)	$ (145,280)	$ (71,204)

Net loss per common share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average common shares outstanding

Basic and diluted	29,069,856	29,051,800	29,060,828	29,051,800

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Changes in Stockholders’ Deficit
For the three and six months ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	29,051,800	$29,052	$189,048	$(640,984)	$(422,884)
Net loss	-	-	-	(47,655)	(47,655)
Balance, March 31, 2019	29,051,800	29,052	189,048	(688,639)	(470,539)
Common shares issued with convertible note	25,000	25	6,225	-	6,250
Net loss	-	-	-	(97,625)	(97,625)
Balance, June 30, 2019	29,076,800	$29,077	$195,273	$(786,264)	$(561,914)

Balance, December 31, 2017	28,305,000	$28,305	$3,095	$(442,083)	$(410,683)
Net loss	-	-	-	(19,345)	(19,345)
Balance, March 31, 2018	28,305,000	28,305	3,095	(461,428)	(430,028)
Sale of common stock	600,000	600	149,400	-	150,000
Net loss	-	-	-	(51,859)	(51,859)
Balance, June 30, 2018	28,905,000	$28,905	$152,495	$(513,287)	$(331,887)

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Cash Flows
(Unaudited)

	For the Six months ended	For the Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (145,280)	$ (71,204)
Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	-	772
Amortization of debt discount	8,637	-
Loss on change in fair value of derivative liability	8,493	-
Net change in:
Accounts payable	(3,679)	(62)
Accounts payable - related party	10,380	5,841

CASH FLOWS USED IN OPERATING ACTIVITIES	(121,449)	(64,653)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	150,000
Proceeds from convertible notes	75,000	-
Proceeds from advances, related party	-	1,012
Proceeds from advances, unrelated party	79,900	20,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	154,900	171,012

NET CHANGE IN CASH	33,451	106,359
Cash, beginning of period	1,285	-
Cash, end of period	$ 34,736	$ 106,359

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ 6,250	$ -
Debt discount created by derivative liability	$ 52,366	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.

Notes to the Financial Statements

June 30, 2019

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

Significant Accounting Policies

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximate fair value since the related rates of interest approximate current market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2019 and December 31, 2018:

Fair value measured at June 30, 2019
	Total carrying value at June 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$60,859	$-	$-	$60,859

Fair value measured at December 31, 2018
	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2019:

Fair value as of December 31, 2018	$ -
Fair value on the date of issuance recorded as a debt discount	52,366
Fair value on the date of issuance recorded as a loss on derivatives	9,362
Gain on change in fair value of derivatives	(869)
Fair value as of June 30, 2019	$ 60,859

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

Beneficial Conversion Features

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 47020 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.  The adoption of this new standard did not impact the Company.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the provisions of the guidance on January 1, 2019 with no material impact on the Company’s consolidated financial statements and disclosures.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2019 the Company had not yet achieved profitable operationsand expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3.

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2019, the advances totaled $6,000.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective October 1, 2018, the Company agreed to pay the President of the Company $6,000 per month for management services if funds are available or to accrue such amount if funds are not available. Effective April 30, 2019, the Company agreed to pay the President of the Company $11,500 per month for management services if funds are available or to accrue such amount if funds are not available.  The agreement is verbal and can be cancelled at any time. Accounts payable – related party are the fees earned but not yet paid of $175,221 and $164,841 at June 30, 2019 and December 31, 2018, respectively.

	Six months ended June 30, 2019	Six months ended June 30, 2018

Management fees	$ 52,500	$ 12,000

Robert Sawatsky, who was previously the President and CEO of the Company continues to provide consulting services to the Company related to public company reporting with no expected compensation.

Note 4.

Notes Payable

During the six-month period ended June 30, 2019, the Company received advances of $79,900 from six unrelated third parties. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of June 30, 2019 and December 31, 2018 the advances totaled $323,900 and $244,000, respectively.

Note 5.

Convertible Notes Payable

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note.  In addition the Company is required to pay transaction fees of the lender of $2,500 which is included in accounts payable.  The loan bears interest at a rate of 9% and is due and payable on October 25, 2020.  The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price.  The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion.  Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362.  In addition, the note holder was issued 25,000 shares of common stock valued at $6,250 which was recorded as a debt discount and will be amortized over the life of the note.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party.  The loan had an original issuance discount of $5,000 which will be amortized over the life of the note.  The loan bears interest at a rate of 10% and is due and payable on March 4, 2020.  At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price.  The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion.  Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable.

As of June 30, 2019, the total derivative liability on the above notes was adjusted to a fair value of $60,859.  During the six months ended June 30, 2019, $8,637 of the discount was amortized leaving an unamortized balance of $59,979.  The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.25, volatility of 55% - 59% based on a comparable company peer group, expected term of 0.32 – 0.75 years, risk-free rate of 2.1% - 2.3% and a dividend yield of 0%.

Note 6.

Capital Stock

During the six months ended June 30, 2019 the Company issued 25,000 shares of its restricted common stock to the third party that provided the Company with the $27,500 loan described in Note 6.  The shares were valued at $6,250 and issued to the third party as additional consideration for providing the loan.

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

If LGM is awarded a micro license for Long Beach, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.  As of June 30, 2019 LGM had not been awarded this license and no shares had been issued.

If LGM is awarded a micro license for the City of Commerce, we will issue LGM 35,381,250 shares of our common stock in consideration for the assignment of the license to us.  As of June 30, 2019  LGM had not been awarded this license and no shares had been issued.

We estimate that it will require six months and cost $750,000 to build and equip a cultivation and manufacturing facility in either Long Beach or the City of Commerce.

Our estimated costs to operate a cultivation/manufacturing facility are:

Description

Monthly Amount (1)

Nutrients/grow supplies

$  10,000

Utilities

18,700

Product testing

2,500

Transportation

1,000

Labor

25,000

Security

2,500

Insurance

1,000

Rent

15,000

Legal

5,000

$  80,700

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

J. Jacob Isaacs, our only officer and director, and the owner of 15,750,000 shares of our common stock, intends to sell us, for $100, the same number of shares which we may issue to LGM.

On October 15, 2018 an officer and shareholder owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

•

change the name of the Company from Wadena, Corp. to Pierre Corp.

•

reverse split the Company’s outstanding shares of common stock on a 5-for-1 basis.  All share references in this document have been retroactively adjusted to reflect this reverse stock split.

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

Results of Operations for the three and six months ended June 30, 2019, compared to three and six months ended June 30, 2018.

During the three and six months ended June 30, 2019 General and Administrative Expenses increased from the comparable periods in 2018 due to the change in our business plan which resulted in increased legal and consulting fees as well as increased travel costs.  Increases in other expense are the result of cost associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2019 and 2018 were:

	2018	2017

Cash (used in) operations	$(121,449)	$(64,653)
Sale of common stock	$-	150,000
Proceeds from advances, related party	$-	$1,012
Proceeds on convertible notes	$75,000	$-
Proceeds from advances, unrelated party	$79,900	$20,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2019, we have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

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

Item 5.

Other Information

See Note 6 to the financial statements included as part of this report.

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

DATED:   August 19, 2019

PIERRE CORP.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer