Form 10-Q
period 2019-09-30
PIERRE CORP.
filed 2019-11-07
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

o  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,101,800 shares of $0.001 par value common stock outstanding as of November 4, 2019.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Pierre Corp.
Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$ 5,130	$ 1,285
Prepaid assets	6,869	5,700
Total current assets	1,999	6,985
Total assets	$ 11,999	$ 6,985

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 13,615	$ 15,028
Accounts payable - related party	189,374	164,841
Notes payable	326,900	244,000
Notes payable - related party	6,000	6,000
Convertible notes, net of unamortized discount of $52,621 and $0, respectively	62,379	-
Derivative liability	97,869	-

Total current liabilities	696,137	429,869
Total liabilities	696,137	429,869

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 500,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,076,800 and 29,051,800 shares issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	29,077	29,052
Additional paid in capital	208,983	189,048
Accumulated deficit	(922,198)	(640,984)
Total stockholders' deficit	(684,138)	(422,884)
Total liabilities and stockholders' deficit	$ 11,999	$ 6,985

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses:
Depreciation	$ -	$ 386	$ -	$ 1,158
General and administration	70,502	49,236	197,813	119,669

Total operating expenses	(70,502)	(49,622)	(197,813)	(120,827)

Amortization of debt discount	(37,358)	-	(45,995)	-
Interest expense	(2,354)	-	(3,193)	-
Change in fair value of derivative liability	(25,720)	-	(34,213)	-
Total other expense	(65,432)	-	(83,401)	-

Net loss	$ (135,934)	$ (49,622)	$ (281,214)	$ (120,827)

Net loss per common share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	29,076,800	29,051,935	29,066,230	28,622,218

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Changes in Stockholders’ Deficit
For the nine months ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)
Net loss	-	-	-	(47,655)	(47,655)
Balance, March 31, 2019	29,051,800	29,052	189,048	(688,639)	(470,539)
Common shares issued with convertible note	25,000	25	6,225	-	6,250
Net loss	-	-	-	(97,625)	(97,625)
Balance, June 30, 2019	29,076,800	29,077	195,273	(786,264)	(561,914)
Common shares to be issued with convertible note	-	-	13,710	-	13,710
Net loss	-	-		(135,934)	(135,934)
Balance, September 30, 2019	29,076,800	$ 29,077	$ 208,983	$ (922,198)	$ (684,138)

Balance, December 31, 2017	28,305,000	$ 28,305	$ 3,095	$ (442,083)	$ (410,683)
Net loss	-	-	-	(19,345)	(19,345)
Balance, March 31, 2018	28,305,000	28,305	3,095	(461,428)	(430,028)
Sale of common stock	600,000	600	149,400	-	150,000
Net loss	-	-	-	(51,860)	(51,860)
Balance, June 30, 2018	28,905,000	28,905	152,495	(513,288)	(331,888)
Sale of common stock	146,800	147	36,553	-	36,700
Net loss	-	-	-	(49,622)	(49,622)
Balance, September 30, 2018	29,051,800	$ 29,052	$ 189,048	$ (562,910)	$ (344,810)

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (281,214)	$ (120,827)
Adjustment to reconcile net loss to
cash used in operating activities:
Depreciation expense	-	1,158
Amortization of debt discount	45,995	-
Loss on change in derivative liability	34,213	-
Net change in:
Prepaid assets	(1,169)	(5,700)
Accounts payable	(1,413)	1,430
Accounts payable - related party	24,533	8,341

CASH FLOWS USED IN OPERATING ACTIVITIES	(179,055)	(115,598)
CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	186,700
Proceeds from convertible notes	100,000	-
Proceeds from notes payable, related party	-	20,012
Payments from notes payable, related party	-	(52,500)
Proceeds from notes payable, unrelated party	82,900	20,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	182,900	174,212

NET CHANGE IN CASH	3,845	58,614
Cash, beginning of period	1,285	-
Cash, end of period	$ 5,130	$ 58,614
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ 19,960	$ -
Debt discount created by derivative liability	$ 63,656	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Pierre Corp.

Notes to the Financial Statements

September 30, 2019

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

Significant Accounting Policies

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The notes payable approximate fair value since the related rates of interest approximate current market rates

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3: inputs to the valuation methodology are unobservable and significant to the fair value

Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2019 and December 31, 2018:

Fair value measured at September 30, 2019
	Total carrying value at September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$97,869	$-	$-	$97,869

Fair value measured at December 31, 2018
	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2019:

Fair value as of December 31, 2018	$ -
Fair value on the date of issuance recorded as a debt discount	63,656
Fair value on the date of issuance recorded as a loss on derivatives	29,653
Gain on change in fair value of derivatives	4,560
Fair value as of September 30, 2019	$ 97,869

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

Beneficial Conversion Features

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the

BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Note 2.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2019 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3.

Related Party Transactions

The related party advances are due to the former director and President of the Company for funds advanced.  The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2019, the advances totaled $6,000.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective October 1, 2018, the Company agreed to pay the President of the Company $6,000 per month for management services if funds are available or to accrue such amount if funds are not available. Effective April 30, 2019, the Company agreed to pay the President of the Company $11,500 per month for management services if funds are available or to accrue such amount if funds are not available.  The agreement is verbal and can be cancelled at any time. Accounts payable – related party are the fees earned but not yet paid of $189,877 and $164,841 at September 30, 2019 and December 31, 2018, respectively.

Fees earned during the period are as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Management fees	$ 87,000	$ 18,000

Robert Sawatsky, who was previously the President and CEO of the Company provided consulting services to the Company related to public company reporting with no expected compensation for the period ending June 30, 2019.  During the nine months ended September 30, 2019 Mr. Sawatsky advanced $3,000 to the Company.  The advance is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4.

Notes Payable

During the nine-month period ended September 30, 2019, the Company received advances of $82,900. The advances are unsecured, non-interest bearing and have no specific terms for repayment. As of September 30, 2019 and December 31, 2018 the advances totaled $326,900 and $244,000, respectively.

Note 5.

Convertible Notes Payable

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note.  In addition the Company was required to pay transaction fees of the lender of $2,500 which is included in accounts payable.  The loan bears interest at a rate of 9% and is due and payable on October 25, 2019 and is currently past due.  The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price.  The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion.  Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362.  In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note.

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

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note.  The loan bears interest at a rate of 9% and is due and payable on March 9, 2020.  The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price.  The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion.  Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581 which was recorded as a day one loss on the derivative liability.  In addition, the note holder will be issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note.

As of September 30, 2019, the total derivative liability on the above notes was adjusted to a fair value of $97,869.  During the nine months ended September 30, 2019, $45,995 of the discount was amortized leaving an unamortized balance of $52,621.  The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.25 - $1.10, volatility of 55% - 59% based on a comparable company peer group, expected term of 0.32 – 1.00 years, risk-free rate of 1.7% - 2.3% and a dividend yield of 0%.

Note 6.

Capital Stock

During the nine months ended September 30, 2019 the Company issued 25,000 shares of its restricted common stock to the third party that provided the Company with the $30,000 loan described in Note 5.  An additional 25,000 shares were committed for issuance as of September 30, 2019 associated with the September 9, 2019 convertible note payable.  The shares were issued subsequent to period end.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We previously had agreements with an unrelated third party to acquire marijuana cultivation and manufacturing licenses which the third party may be awarded by the state of California.

On February 22, 2019 we terminated our agreements relating to the acquisition of these licenses.

On March 20, 2019 we entered into a Letter of Intent with an unrelated third party concerning marijuana licenses in Los Angeles County.  The Letter of Intent provides that we will pay $850,000 for licenses to cultivate, manufacture, distribute, and deliver marijuana in California that may be awarded to the third party.  However we will not acquire any aspects of the licenses that relate to retail delivery or store front retail.

The acquisition of the licenses is subject to a number of conditions, including a requirement that the licenses, which expired in June 2018, be renewed by the government authorities which issued the licenses.

If the licenses are acquired, we plan to partner with a third party (not yet identified) construct a cultivation, manufacturing and distribution facility in Los Angeles and sell marijuana throughout California.

If the third party is not awarded any licenses we may attempt to acquire licenses from other persons who have either applied for or been granted marijuana licenses in California.

We do not intend to acquire a license associated with a facility or dispensary which is in operation.

We may also apply for marijuana cultivation, manufacturing or dispensary licenses in our own name.

The Company has recently developed the following sparkling mineral water drinks:

•

water with 5mg of CBD-no flavor

•

water with lemon zest flavor and 5mg of CBD

•

water with 100mg of caffeine and an energy booster - No CBD

All waters are available in a 355 ml slim can or a 750ml glass bottle.

The Company has been meeting with distributors and restaurant groups regarding placing the Company’s water with retailers and in restaurants.

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

Results of Operations for the three and nine months ended September 30, 2019, compared to three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2019 General and Administrative Expenses increased from the comparable periods in 2018 due to the change in our business plan which resulted in increased legal and consulting fees as well as increased travel costs.  Increases in other expense are the result of cost associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2019 and 2018 were:

	2019	2018

Cash used in operations	$(179,055)	$(115,598)
Sale of common stock	$-	$186,700
Proceeds from notes payable, related party	$-	$20,012
Payment on notes payable, related party	$-	$(52,500)
Proceeds from convertible notes	$100,000	$-
Proceeds from notes payable, unrelated party	$82,900	$20,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2019, we have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold shares of common stock for that were not reported on a Current Report on Form 8-K or in Part II, Item 5 of the Annual report on Form 10-K and such transactions are being reported hereby, as follows.

During the nine-months ended September 30, 2019 the Company, as disclosed in Note 5 to the financial statements included as part of this report, issued shares of its common stock to the holder of a convertible note issued by the Company.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance of the securities described above.  The person who acquired these securities was a sophisticated investor and was provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The person that acquired these securities acquired them for its own account. The certificate representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of these securities.

Item 5.

Other Information

See Item 5 above.

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

DATED: November 7, 2019

PIERRE CORP.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer