Form 10-K
period 2019-12-31
FOURTH WAVE ENERGY, INC.
filed 2020-04-16
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

❑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

❑ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 333-207047

FOURTH WAVE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 E. Santa Clara St., 6th Floor
San Jose, CA	95113
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199

Pierre Corp.

(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Trading Symbol

Name of each exchange on which registered

N/A

N/A

N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $19,875,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  There were 35,488,163 shares of common stock outstanding as of April 10, 2020.

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

Low Voltage, Solar Powered, Energy Efficient Buildings

Solar Energy Overview

Solar power is energy from the sun that is converted into thermal or electrical energy. Solar energy is the cleanest and most abundant renewable energy source available. Solar technologies can harness this energy for a variety of uses, including generating electricity, providing light or a comfortable interior environment, and heating water for domestic, commercial, or industrial use.

There are three main ways to harness solar energy: photovoltaics, solar heating and cooling, and concentrating solar power. Photovoltaics generate electricity directly from sunlight via an electronic process and can be used to power anything from small electronics such as calculators and road signs up to homes and large commercial businesses. Solar heating and cooling (SHC) and concentrating solar power (CSP) applications both use the heat generated by the sun to provide space or water heating in the case of SHC systems, or to run traditional electricity-generating turbines in the case of CSP power plants.

Solar energy is a very flexible energy technology: it can be built as distributed generation (located at or near the point of use) or as a central-station, utility-scale solar power plant (similar to traditional power plants). Both of these methods can also store the energy they produce for distribution after the sun sets, using new solar and storage technologies.

In the last decade alone, solar has experienced an average annual growth rate of 48%. Thanks to strong federal policies like the solar Investment Tax Credit, rapidly declining costs, and increasing demand across the private and public sector for clean electricity, there are now nearly 78 gigawatts (GW) of solar capacity installed nationwide, enough to power 14.5 million homes.

The cost to install solar has dropped by more than 70% over the last decade, leading the industry to expand into new markets and deploy thousands of systems nationwide. Prices as of Q4 2019 are at their lowest levels in history across all market segments. An average-sized residential system has dropped from a pre-incentive price of $40,000 in 2010 to roughly $18,000 today.

Solar has ranked first or second in new electric capacity additions in each of the last years. In 2019, 40% of all new electric capacity added to the grid came from solar, the largest such share in history.  Solar’s increasing competitiveness against other technologies has allowed it to quickly increase its share of total U.S. electrical generation - from just 0.1% in 2010 to more than 2.5% today.

Homeowners and businesses are increasingly demanding solar systems that are paired with battery storage. While this pairing is still relatively new, the growth over the next five years is expected to be significant. By 2025, more than 25% of all behind-the-meter solar systems will be paired with storage, compared to under 5% in 2019.

The residential solar market experienced a record year in 2019 as costs continued to fall and solar expanded into more state markets. While California had its strongest year ever due to the emergence of solar + storage as a remedy for disruptive power shutoffs, emerging markets also enjoyed strong growth. Future growth is expected across the country as prices continue to fall and combined solar + storage systems become increasingly viable.

Major U.S. corporations, including Apple, Amazon, Target, and Walmart are investing in solar and renewable energy at an incredible rate. Through 2018, the top corporate solar users in America have installed more than 7,000 megawatt of capacity across more than 35,000 different facilities across the country.

Fourth Wave Energy

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of our common stock.

Fourth Wave has designed an energy system which is based on combining solar power and other energy efficient technologies into one fully integrated system.  The Fourth Wave energy system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

The Fourth Wave energy system is:

•

powered by solar photovoltaics and is managed with direct current advanced energy management controls

•

uses:

°

advanced battery storage systems;

°

efficient HVAC via ground-source energy;

°

LED lighting; and

°

solar energy for hot water heating.

•

can be customized for new building construction and to retrofit existing structures.

Fourth Wave plans to build five pilot projects, including one in its office/warehouse in San Jose and one in Dallas and use these pilot projects as showcases for its technology.

A depiction of Fourth Wave’s energy system for residences and commercial buildings is attached.

In connection with this acquisition we entered into consulting agreements with certain founders of Fourth Wave.  The consulting agreements require us to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in the spring of 2021.

We plan to sign a non-binding Letter of Intent with GEOS Neighborhood, LLC (“GEOS”) to build energy efficient homes/townhomes on approximately 8 acres of undeveloped land in Arvada, Colorado.

The basic terms of the Letter of Intent are described below:

•

We will purchase the property from GEOS for $4,500,000.  The purchase price will be used to pay debt secured by the property.  We will also pay GEOS $30,000 for each lot on which we plan to construct a home or townhome. Payment of $30,000 will be due at commencement of construction.

•

The property is approved for 90 homes/townhomes.  We will pay for the infrastructure necessary for the project, including utilities, grading, roads, gutters, street lighting and city fees for the 90 sites at a cost not to exceed $5 million.  This work may be phased if agreed to by us and GEOS.  We and GEOS will agree to the final design and marketing plan for the 90 homes/townhomes.

•

We will build 22 homes/townhomes as the first phase of the project. Additional homes/townhomes will be built based on market demand.  We will pay the construction cost of the homes/townhomes and will receive all profits from their sale.

The completion of the transaction with GEOS is subject to a number of conditions, including the execution of a definitive agreement with GEOS.

As of March 31, 2020, Fourth Wave was in the development stage and had not generated any revenue.

Other Information

As of March 31, 2020, we had one employee.

Our offices are located at 75 E. Santa Clara St., 6th Floor, San Jose, CA, 95113.

The CleanTech Home of the Future

The Fourth Wave Energy System for residential buildings

Home Energy Manager
Battery, HVAC, and lighting controls optimize energy management
Solar Photovoltaics
10 kW array generates clean energy
Solar Passive Design: South facing orientation to optimize solar exposure
Building Envelope
Highly efficient insulation and air-tight construction
Framing R20+24
Roof R45+30
Solar Thermal H20
Hot water heater
Efficient Lighting
LED lighting throughout home
Rainwater Harvesting
300-gallon underground storage cistern
Geothermal Heat Pump & Underground Well Field
Capacity to support entire heating & cooling load
Energy Storage
DC battery storage
Direct Current Power System
Direct DC solar PV to battery storage, lighting, and plug-load maximizes energy efficiency pulsating
direct
variable
alternating
EV Charger
50 AMP car
Charging station
Fourth Wave Energy

The CleanTech Commercial Building of the Future

The Fourth Wave Energy System for commercial buildings

Energy Management System
Battery, HVAC, and lighting controls optimize energy management
Solar Photovoltaics
10 kW array generates clean energy
Solar Passive Design: South facing orientation to optimize solar exposure
Efficient Lighting
LED lighting throughout home
Solar Thermal H20
Hot water heater
Energy Storage
DC battery storage
Geothermal Heat Pump & Underground Well Field
Capacity to support entire heating & cooling load
EV Charger
50 AMP car charging station
Building Envelope
Highly efficient insulation and air-tight construction
Framing R20+24
Roof R45+30
Direct Current Power System
Direct DC solar PV to battery storage, lighting, and plug-load maximizes energy efficiency pulsating
direct
variable
alternating

Fourth Wave Energy

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

PROPERTIES

None.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Market under the symbol “PIRE”.

Prior to May 30, 2019 there was no market for our common stock.

The following table summarizes the high and low historical closing prices of our common stock for the periods indicated:

Fiscal Year Ended December 31, 2019

High

 Low

Second Quarter

$1.50

$1.50

Third Quarter

$1.50

$1.01

Fourth Quarter

$1.01

$0.74

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.  As of the date of this filing, 1,000 preferred shares were outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently in the development stage and have not earned any revenues.

Results of Operations

Operating expenses for the years ended December 31, 2019 and 2018 were $416,174 and $198,901, respectively, and were comprised of principally legal and accounting costs and management fees.  Operating expenses during the year ended December 31, 2019 increased due to increased activity within the company.  This was largely due to the company starting a new business plan.

Liquidity and Capital Resources

We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties and related parties.   As of December 31, 2019, $332,900 had been loaned to the Company by related and unrelated parties.    The loans are unsecured, non-interest bearing and are payable on demand.  Additionally, during the year ended December 31, 2019, the Company received $165,000 in proceeds from convertible notes.

Our sources and (uses) of cash for the years ended December 31, 2019 and 2018 were:

	2019	2018
Cash used in operations	(247,494)	(172,927)
Sale of common stock	-	186,700
Proceeds from sale of convertible notes	165,000	-
Proceeds from sale of notes payable, related party	3,000	20,012
Proceeds from sale of notes payable	79,900	20,000
Repayments on notes payable, related party	-	(52,500)

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

Our estimated capital requirements for the twelve months ending December 31, 2019 are:

Description	Amount

Salaries	$ 240,000
Consulting fees	385,000
Other general and administrative expenses, including research and development, legal and accounting, marketing, travel and entertainment, and rent.	975,000
Purchase of property in Colorado and infrastructure costs	9,500,000
Construction of homes/townhomes	(1)

(1)

Cost will depend on the size and design of the units.

Unit

Size

Home

2,135 to 2,729 square feet

Duplex

2,694 square feet

Townhouse

1,058 to 1,827 square feet

The estimated construction cost of all units will be $180 per square foot.

Due to our continuing losses from business operations, the independent auditor’s report dated April 15, 2020, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

See Note 9 to the financial statements included as part of this report for recent financing transactions.

Impact of the Coronavirus

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have temporarily closed due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020.  International stock markets have reflected the uncertainty associated with the slow-down in the world economies.  The significant declines in the Dow Industrial Average were also largely attributed to the effects of COVID-19. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

Critical Accounting Policies

See Note 2 to the December 31, 2019 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2019 and 2018;
F-3	Statements of Operations for the years ended December 31, 2019 and 2018
F-4	Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018;
F-5	Statements of Cash Flows for years ended December 31, 2019 and 2018;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fourth Wave Energy, Inc. (formerly Pierre Corp.) (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

April 15, 2020

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$ 1,691	$ 1,285
Prepaid assets	24,018	5,700
Total current assets	25,709	6,985
Total assets	$ 25,709	$ 6,985

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 128,519	$ 111,528
Accounts payable - related party	104,623	68,341
Notes payable	323,900	244,000
Notes payable - related party	9,000	6,000
Convertible notes, net of unamortized discount of $83,441 and $0, respectively	116,559	-
Derivative liability	185,295	-

Total current liabilities	867,896	429,869
Total liabilities	867,896	429,869

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,288,163 and 29,051,800 shares issued and outstanding at
December 31, 2019 and December 31, 2018, respectively	29,288	29,052
Additional paid in capital	348,680	189,048
Accumulated deficit	(1,220,155)	(640,984)
Total stockholders' deficit	(842,187)	(422,884)
Total liabilities and stockholders' deficit	$ 25,709	$ 6,985

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Operations

For the years ended December 31, 2019 and 2018

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Operating expenses:
Depreciation	$ -	$ 1,184
General and administration	416,174	197,717

Total operating expenses	(416,174)	(198,901)

Amortization of debt discount	(100,174)	-
Interest expense	(6,183)	-
Change in fair value of derivative liability	(56,640)	-
Total other expense	(162,997)	-

Net loss	$ (579,171)	$ (198,901)

Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding:
Basic and diluted	29,091,310	29,051,800

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2017	28,305,000	$28,305	$ 3,095	$ (442,083)	$(410,683)

Sale of common stock	746,800	747	185,953	-	186,700

Net loss	-	-	-	(198,901)	(198,901)

Balance, December 31, 2018	29,051,800	29,052	189,048	(640,984)	(422,884)

Common shares issued with convertible note	50,000	50	19,910	-	19,960

Common stock issued for services	186,363	186	139,722	-	139,908

Net loss	-	-	-	(579,171)	(579,171)

Balance, December 31, 2019	29,288,163	$29,288	$ 348,680	$(1,220,155)	$(842,187)

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Cash Flows

For the years ended December 31, 2019 and 2018

	Year ended	Year ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (579,171)	$ (198,901)
Adjustment to reconcile net loss to
cash used in operating activities:
Stock based compensation	139,908	-
Depreciation expense	-	1,184
Amortization of debt discount	100,174	-
Loss on change in derivative liability	56,640	-
Net change in:
Prepaid assets	(18,318)	(5,700)
Accounts payable	16,991	10,149
Accounts payable - related party	36,282	20,341

CASH FLOWS USED IN OPERATING ACTIVITIES	(247,494)	(172,927)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	186,700
Proceeds from convertible notes	165,000	-
Proceeds from notes payable, related party	3,000	20,012
Payments from notes payable, related party	-	(52,500)
Proceeds from notes payable	79,900	20,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	247,900	174,212

NET CHANGE IN CASH	406	1,285
Cash, beginning of period	1,285	-
Cash, end of period	$ 1,691	$ 1,285

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ 19,960	$ -
Debt discount created by derivative liability	$ 128,655	$ -

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(Formerly Pierre Corp.)

Notes to the Financial Statements

December 31, 2019 and 2018

Note 1.

Basis of Presentation

General

Fourth Wave Energy, Inc. (formerly Pierre Corp.) (the “Company”) was incorporated in Nevada on January 21, 2011.  Since its incorporation, the Company has attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of our common stock.  On March 20, 2020, shareholders owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to change the name of the Company from Pierre Corp. to Fourth Wave Energy, Inc.  Fourth Wave has designed an energy system which is based on combining solar power and other energy efficient technologies into one fully integrated system.  The Fourth Wave energy system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings. Fourth Wave plans to build five pilot projects as showcases for its technology.

Prior to the change of business strategy to Fourth Wave the Company decided to become involved in the marijuana industry. The Company planned to own and operate medical and adult marijuana cultivation facilities, manufacturing facilities and dispensaries in California.

On October 15, 2018 a shareholder owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to:

•

change the name of the Company from Wadena Corp. to Pierre Corp.

•

reverse split the Company’s outstanding shares of common stock on a 5-for-1 basis.   All per share disclosures retroactively reflect post-split shares.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2019 and December 31, 2018:

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$185,295	$-	$-	$185,295

Fair value measured at December 31, 2018
	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the periods.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2019:

Fair value as of December 31, 2018	$ -
Fair value on the date of issuance recorded as a debt discount	128,655
Fair value on the date of issuance recorded as a loss on derivatives	56,280
Gain on change in fair value of derivatives	360
Fair value as of December 31, 2019	$ 185,295

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2019, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included notes convertible to 506,237 common shares. As of December 31, 2018, Company had no potentially dilutive shares or options.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities (“ROU”) on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

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

Note 3.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2019, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available.

Note 4.

Related Party Transactions

During the year ended December 31, 2019, Robert Sawatsky, who was previously the President and CEO of the Company, advanced $3,000 to the Company. During the year ended December 31, 2018, the Company repaid a note payable, net of receipts, in the amount of $32,488 to the former Director and President of the Company.  As of December 31, 2019 and 2018, the note payable totaled $9,000 and $6,000 respectively.  The advances are unsecured, non-interest bearing, have no specific terms for repayment and payable on demand.

Effective March 1, 2012, the Company agreed to pay the President of the Company $4,000 per month for management services if funds are available or to accrue such amount if funds are not available.  Effective July 1, 2016, the Company agreed to pay the President of the Company $2,000 per month for management services if funds are available or to accrue such amount if funds are not available. Effective October 1, 2018, the Company agreed to pay the President of the Company $6,000 per month for management services if funds are available or to accrue such amount if funds are not available. Effective April 30, 2019, the Company agreed to pay the President of the Company $11,500 per month for management services if funds are available or to accrue such amount if funds are not available.  Accounts payable – related party are the fees earned but not yet paid of $104,623 and $68,341 at December 31, 2019 and December 31, 2018, respectively.

	Year ended December 31, 2019	Year ended December 31, 2018

Management fees	$ 121,500	$ 36,000

Mr. Sawatsky provided consulting services to the Company related to public company reporting with no expected compensation for the year ended December 31, 2019.

Note 5.

Notes Payable

During the year ended December 31, 2018, the Company received a loan for $20,000 from an individual. The loan is in addition to the loans previously entered into by the Company, is unsecured, non-interest bearing, has no specific terms for repayment and payable on demand. As of December 31, 2018, the loans totaled $244,000.

During the year ended December 31, 2019, the Company received advances of $79,900. The advances are unsecured, non-interest bearing, have no specific terms for repayment and payable on demand. As of December 31, 2019, the advances totaled $323,900.

Note 6.

Convertible Notes Payable and Derivative Liability

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note . The loan bears interest at a rate of 9% and is due and payable on October 25, 2019 and is currently past due. If a default notice is received the interest rate will be 18%.  The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note. As of December 31, 2019, the balance on the loan, net of unamortized discount of $0, is $30,000.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The unsecured loan had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of December 31, 2019, the balance on the loan, net of unamortized discount of $9,019, is $45,981.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. As of December 31, 2019, the balance on the loan, net of unamortized discount of $11,373, is $18,627.

On November 14, 2019, the Company borrowed $85,000 from an unrelated third party. The unsecured loan had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the notes payable. As of December 31, 2019, the balance on the loan, net of unamortized discount of $63,049, is $21,951.

As of December 31, 2019, the total derivative liability on the above notes was adjusted to a fair value of $185,295. During the year ended December 31, 2019, $100,174 of the discount was amortized leaving an unamortized balance of $83,441. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.25 - $1.10, volatility of 51% - 59% based on a comparable company peer group, expected term of 0.32 – 1.00 years, risk-free rate of 1.5% - 2.3% and a dividend yield of 0%.

Note 7.

Capital Stock

Between May and August 2018, third party investors purchased 746,800 shares of the Company’s common stock at a price of $0.25 per share for gross proceeds of $186,700.  The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the sale of the common stock described above.

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

During the year ended December 31, 2019 the Company issued 50,000 shares of its restricted common stock to the third party that provided the Company with the $60,000 in loans described in Note 5.

On November 4, 2019, the Company issued 50,000 common shares to a consultant for services. The fair value of the shares was $39,000 and was recognized as of December 31, 2019. During the year ended December 31, 2019, $39,000 of expense was recognized.

On November 14, 2019, the Company entered into an Equity Purchase Agreement with Tiger Trout Capital, LLC (“TTC”). Under the Agreement, TTC agreed to provide the Company with up to $2,500,000 of funding through the purchase of shares of the Company's common stock. As of December 31, 2019, the Company issued 136,363 shares of its common stock with a fair value of $100,908 to TTC pursuant to this agreement as an inducement to enter the agreement.

Note 8.

Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2019	December 31, 2018

Deferred tax asset attributable to:
Net operating loss	$ 193,200	$ 134,600
Valuation allowance	(193,200)	(134,600)
Net	$ -	$ -

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2019	December 31, 2018

Benefit attributable to operating loss	$ 121,600	$ 41,800
Non-deductible expenses	(63,000)	-
Impact of change in tax rate	-	-
Valuation allowance	(58,600)	(41,800)
Net provision	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2019, the Company has net operating loss carry forwards, which expire commencing in 2031, totaling approximately $920,000, the benefit of which has not been recorded in the financial statements.

Note 9.

Subsequent Events

On January 15, 2020, the Company converted $20,000 in advances from an unrelated third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021.

On January 23, 2020, the Company borrowed $120,000 from an unrelated third party. The loan had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on January 22, 2021. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion.

During February and March 2020 the Company sold convertible notes in the principal amount of $164,000.  The notes are unsecured, bear interest at 8% per year, and are due and payable on February 15, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.25.

On March 16, 2020 the Company acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of the Company’s common stock.

In connection with this acquisition the Company entered into consulting agreements with certain founders of Fourth Wave. The consulting agreements require the Company to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in the Spring of 2021.

On March 20, 2020, shareholders owning a majority of the Company's outstanding shares of common stock amended the Company's Articles of Incorporation to change the name of the Company from Pierre Corp. to Fourth Wave Energy, Inc.

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.01 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent. The Series A holders shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year.

On March 26, 2020, we issued 1,000 shares of our Series A preferred stock to J. Jacob Isaacs.

In March 2020 the Director General of the World Health Organization declared COVID-19 a pandemic. We are still assessing the impact COVID-19 may have on our business, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.  The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.

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

As used herein, “disclosure controls and procedures” mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

There were no changes in our internal controls that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name

Age

Position

J. Jacob Isaacs

36

Chief Executive, Financial and Accounting Officer and a Director

Mr. Isaacs was initially appointed as a director and officer on August 16, 2016 and resigned on November 24, 2017.  Mr. Isaacs was reappointed as an officer and director on January 11, 2018. Mr. Isaacs served as the Chief Executive Officer, President, Chief Financial Officer and Secretary/Treasurer of Cumberland Hills, Ltd. since its inception in January 2010 until its subsequent merger in 2013. Since 2013 Mr. Isaacs has operated his own private consulting firm advising small companies on the process of going public. He is also active in restructuring corporations and arranging debt consolidations.

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Directors, to the extent required. Our Directors believe that the cost of associated with such committees, has not been justified under our current circumstances.     During the years ended December 31, 2019 and 2018 we did not compensate any person for serving as a director.

Executive Compensation

Name and principal position	Year	Salary ($) (2)	Total ($)
J. Jacobs Isaacs (1) CEO, CFO and CAO	2019 2018	121,500 36,000	121,500 36,000

(1)

Mr. Isaacs was initially appointed as a director and officer on August 16, 2016 and resigned on November 24, 2017.  Mr. Isaacs was reappointed as an officer and director on January 11, 2018.

(2)

In 2019, Mr. Isaacs was paid $85,000 and accrued $36,500. In 2018, Mr. Isaacs was paid $15,600 and accrued $20,400.

There have never been any grants of stock options to our officers or directors.

The following shows the amounts we expect to pay to our officer during the twelve months ended December 31, 2020 and the amount of time this person expects to devote to our business

    Projected

Percent of time to be devoted

Name

Compensation

  to the Company’s Business

J. Jacob Isaacs

$138,000

80%

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as April 15, 2020, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

      Percent of

Name

Shares Owned

Outstanding Shares

J. Jacob Isaacs

15,750,000

53.8%

All officers and directors

as a group (one person)

15,750,000

53.8%

On March 26, 2020, we issued 1,000 shares of our Series A preferred stock to J. Jacob Isaacs.  Each Series A Preferred Share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent.  The number of votes that the holder of each Series A preferred share is entitled to cast is determined by the following formula:

X  x  250%

1,000

Where:

X   =

number of votes entitled to be cast by holders of our common stock or by holders of any of our other outstanding securities.

The holders of the Series A Preferred shares and the holders of our common stock and any other shares of our capital stock having general voting rights will vote together as one class on all matters submitted to a vote of our shareholders.

Each Series A Preferred share is convertible into one share of our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

See Note 4 to the December 31, 2019 financial statements included as part of report.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2019 and December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2019 $	December 31, 2018 $
Audit Fees – MaloneBailey LLP	13,010	-
Audit Fees – LBB & Associates Ltd., LLP	9,500	19,500
Audit Related Fees
Tax Fees	-	-
All Other Fees	-	-
Total	22,510	19,500

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

*   Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2020.

FOURTH WAVE ENERGY, INC

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 15, 2020

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer and a Director