Form 10-K/A
period 2019-12-31
FOURTH WAVE ENERGY, INC.
filed 2020-05-13
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer

❑

Accelerated filer

❑

Non-accelerated filer

☒

Smaller reporting company

☒

Emerging growth company

☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ❑     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $19,875,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  There were 35,488,163 shares of common stock outstanding as of April 10, 2020.

Explanatory Note

Item 8.01

Other Events.

The Company relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”) due to the circumstances related to COVID-19. In particular, COVID-19 caused disruptions in the Company’s normal interactions with its auditors. The Company has historically provided its auditors with full access to work papers and related information. Historically personnel from the audit firm worked onsite, making whatever copies of materials they deemed necessary in order to complete the audit. Because the audit personnel were working remotely as much as possible, and relying on the Company to scan work papers and other documents, the Company’s ability to complete its audit and file the 2019 10-K prior to its due date was delayed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 2020.

FOURTH WAVE ENERGY, INC

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 13, 2020

By:

/s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer and a Director