Form 10-Q
period 2020-03-31
FOURTH WAVE ENERGY, INC.
filed 2020-06-11
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

FOURTH WAVE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 E. Santa Clara, 6th Floor
San Jose, CA	95113
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(818) 855-8199

Pierre Corp.
(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Trading Symbol(s)

Name of each exchange on which registered

  N/A

N/A

N/A

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

Yes

No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐

No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,488,163 shares of $0.001 par value common stock outstanding as of June  10, 2020.

Explanatory Note

The Company relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to delay the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “2020 10-Q”) due to the circumstances related to COVID-19. In particular, COVID-19 caused disruptions in the Company’s normal interactions with its auditors. In the past the Company has provided its auditors with full access to work papers and related information. Historically, personnel from the audit firm worked onsite, making whatever copies of materials they deemed necessary in order to complete their review of the 2020 10-Q. Because the audit personnel were working remotely as much as possible, and relying on the Company to scan work papers and other documents, the Company’s ability to file the 2020 10-Q prior to its due date was delayed.

2

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$ 12,173	$ 1,691
Prepaid assets	21,342	24,018
Total current assets	33,515	25,709
Total assets	$ 33,515	$ 25,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 269,107	$ 128,519
Accounts payable - related party	70,913	104,623
Notes payable	329,900	332,900
Convertible notes, net of unamortized discount of $125,160 and $83,441, respectively	278,840	116,559
Derivative liability	320,196	185,295

Total current liabilities	1,268,956	867,896
Total liabilities	1,268,956	867,896

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
35,488,163 and 29,288,163 shares issued and outstanding, respectively	35,488	29,288
Additional paid in capital	3,256,934	348,680
Accumulated deficit	(4,527,864)	(1,220,155)
Total stockholders' deficit	(1,235,441)	(842,187)
Total liabilities and stockholders' deficit	$ 33,515	$ 25,709

The accompanying notes are an integral part of these unaudited financial statements.

3

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Operating expenses:
General and administrative	$ 3,203,521	$ 47,655

Total operating expenses	(3,203,521)	(47,655)

Amortization of debt discount	(79,967)	-
Interest expense	(6,006)	-
Change in fair value of derivative liability	(18,215)	-
Total other expense	(104,188)	-

Net loss	$ (3,307,709)	$ (47,655)

Net loss per common share:
Basic and diluted	$ (0.11)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	30,321,496	29,051,800

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Changes in Stockholders’ Deficit

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$ -	29,288,163	$ 29,288	$ 348,680	$ (1,220,155)	$ (842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	-	2,914,455

Net loss	-	-	-	-	-	(3,307,709)	(3,307,709)

Balance, March 31, 2020	1,000	$ 1	35,488,	$ 35,488	$ 3,256,934	$ (4,527,864)	$(1,235,441)

Balance, December 31, 2018	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)

Net loss	-	-	-	-	-	(47,655)	(47,655)

Balance, March 31, 2019	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (688,639)	$ (470,539)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,307,709)	$ (47,655)
Adjustment to reconcile net loss to
cash used in operating activities:
Stock based compensation	2,914,455
Amortization of debt discount	79,967	-
Loss on change in derivative liability	18,215	-
Net change in:
Prepaid assets	2,676	-
Accounts payable and accrued expenses	140,588	89
Accounts payable - related party	(33,710)	8,500

CASH FLOWS USED IN OPERATING ACTIVITIES	(185,518)	(39,066)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes	199,000	-
Payments on notes payable	(3,000)	-
Proceeds from notes payable	-	47,900

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	196,000	47,900

NET CHANGE IN CASH	10,482	8,834
Cash, beginning of period	1,691	1,285
Cash, end of period	$ 12,173	$ 10,119

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Debt discount created by derivative liability	$ 116,686	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Notes to the Financial Statements

March 31, 2020

 (Unaudited)

Note 1.

Basis of Presentation

The accompanying unaudited interim financial statements of Fourth Wave Energy, Inc. (formerly Pierre Corp.) (“Fourth Wave” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019, as reported in the Form 10-K of the Company, have been omitted.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2020 and December 31, 2019:

Fair value measured at March 31, 2020
	Total carrying value at March 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$320,196	$-	$-	$320,196

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$185,295	$-	$-	$185,295

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2020:

Fair value as of December 31, 2019	$ 185,295
Fair value on the date of issuance recorded as a debt discount	116,686
Fair value on the date of issuance recorded as a loss on derivatives	15,164
Loss on change in fair value of derivatives	3,051
Fair value as of March 31, 2020	$ 320,196

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Note 2.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2020 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3.

Related Party Transactions

Effective April 30, 2019, the Company agreed to increase compensation to the President of the Company to $11,500 per month for management services if funds are available or to accrue such amount if funds are not available.  The agreement is verbal and can be cancelled at any time. Accounts payable – related party are the fees earned but not yet paid of $70,913 and $104,623 at March 31, 2020 and December 31, 2019, respectively.

Fees earned during the period are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019

Management fees	$ 34,500	$ 18,000

Note 4.

Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from an unrelated third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021.

During the three months period ended March 31, 2020 and 2019, the Company received advances of $0 and $47,900, respectively, from unrelated third parties. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand. As of March 31, 2020 and December 31, 2019 the advances totaled $329,900 and $332,900, respectively.

Note 5.

Convertible Notes Payable and Derivative Liability

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and was due and payable on October 25, 2019 and is currently past due. If a default notice is received the interest rate will be 18%.  The unpaid principal is convertible into shares of the Company’s common stock at the conversion price of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note. As of March 31, 2020, the balance on the loan, net of unamortized discount of $0, is $30,000.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The unsecured loan had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of March 31, 2020, the balance on the loan, net of unamortized discount of $0, is $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020  and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. As of March 31, 2020, the balance on the loan, net of unamortized discount of $0, is $30,000.

On November 14, 2019, the Company borrowed $85,000 from an unrelated third party. The unsecured loan had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the notes payable. As of March 31, 2020, the balance on the loan, net of unamortized discount of $20,549, is $64,451.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing from an unrelated third party. The loan had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on January 22, 2021. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. As of March 31, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. As of March 31, 2020, the balance on the loan, net of unamortized discount of $32,548, is $7,452

During the three months ended March 31, 2020, the Company issued convertible notes in the principal amount of $164,000.  The notes are unsecured, bear interest at 8% per year, and are due and payable on February 15, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $81,686 and recorded as a discount on the notes payable. As of March 31, 2020, the balance on the loans, net of unamortized discount of $72,063, is $91,937.

As of March 31, 2020, the total derivative liability on the above notes was adjusted to a fair value of $320,196. During the three months ended March 31, 2020, $79,967 of the discount was amortized leaving an unamortized balance of $125,160. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12 - $0.55, volatility of 50% - 59% based on a comparable company peer group, expected term of 1.00 years, risk-free rate of 0.17% - 1.56% and a dividend yield of 0%.

Note 6.

Equity

On March 16, 2020 the Company acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of the Company’s common stock. At the time of acquisition, Fourth Wave Energy, Inc. had no assets, liabilities and no current or prior operations.  The fair value of the shares issues was $2,170,000 and recorded as share-based compensation.

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares shall have the voting power of 250% of the outstanding common shares at the time of any vote.  The Series A holders shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year. On March 26, 2020, the Company issued 1,000 shares of its Series A preferred stock with a fair value of $744,455 to the Company’s CEO, J. Jacob Isaacs. The Company recognized this fair value as compensation during the three months ended March 31, 2020.

Note 7.

Commitments and Contingencies

In connection with the acquisition of Fourth Wave Energy, Inc., the Company entered into consulting agreements with certain members of Fourth Wave.  The consulting agreements require the Company to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in the January 2021. As of March 31, 2020, the Company accrued $118,000 in accrued expenses for these consulting agreements.

Note 8.

Subsequent Events

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

On May 7, 2020, the Company signed an option agreement to purchase a certain parcel of land in Jefferson County, Colorado for an option fee of $100. The term of the option shall terminate on June 18, 2020. The term of the option may be exercised at any time during the term by delivering both of the following (a) an executed purchase agreement and (b) earnest money in the amount of $500,000 to an escrow agent at a Title Company, to be held in escrow until Closing which shall be fully earned and non-refundable Buyer’s option exercise. The purchase price of the Property payable at Closing shall be $8,500,000 paid in immediately available good funds on the Closing pursuant to the terms of the Purchase Agreement.

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.

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

Overview

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Fourth Wave” or the “Company” refer to Fourth Wave, Inc (formerly Pierre Corp.).

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

Solar has ranked first or second in new electric capacity additions in each of the last years. In 2019, 40% of all new electric capacity added to the grid came from solar, the largest such share in history.  Solar’s increasing competitiveness against other technologies has allowed it to quickly increase its share of total U.S. electrical generation - from just 0.1% in 2010 to more than 2.5% todayHomeowners and businesses are increasingly demanding solar systems that are paired with battery storage. While this pairing is still relatively new, the growth over the next five years is expected to be significant. By 2025, more than 25% of all behind-the-meter solar systems will be paired with storage, compared to under 5% in 2019.

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

The Fourth Wave energy system:

•

is powered by solar photovoltaics and is managed with direct current advanced energy management controls, and

•

uses:

°

advanced battery storage systems;

°

efficient HVAC via ground-source energy;

°

LED lighting

°

solar energy for hot water heating, and

°

geothermal heat

•

can be customized for new building construction and to retrofit existing structures.

Fourth Wave plans to build five pilot projects, including one in its office/warehouse in San Jose and one in Dallas and use these pilot projects as showcases for its technology.

In connection with this acquisition we entered into consulting agreements with certain founders of Fourth Wave.  The consulting agreements require us to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in January 2021.

On May 7, 2020 we entered into an agreement giving us an option to acquire approximately 19 undeveloped acres of land in Arvada, Colorado. If the option is exercised, we plan to build homes, townhomes, and condominiums on the property. If the option is exercised, we will pay $8,500,000 for the property.

The residences will be designed to use the energy system described above.

As of the date of this filing, Fourth Wave had not generated any revenue.

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

Results of Operations for the three months ended March 31, 2020, compared to three months ended March 31, 2019.

General and administrative expenses totaled $3,203,521 for the three months ended March 31, 2020, compared to $47,655 for the three months ended March 31, 2019. Operating expenses in 2020 and 2019 include legal and accounting costs, depreciation, and management fees.  The increase in operating expenses during the period ended March 31, 2020 is due to the change in our business plan which resulted in increased stock based compensation, advertising, consulting, legal and accounting fees as well as increased management fees and travel costs.

Net loss for the three months ended March 31, 2020 and 2019, was $3,307,709 and $47,655, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the three months ended March 31, 2020 and 2019 were:

	2020	2019

Cash used in operations	$(185,518)	$(39,066)
Payment on notes payable	$(3,000)	$-
Proceeds from convertible notes	$199,000	$-
Proceeds from notes payable	$-	$47,900

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2020, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2020 the Company issued 1,000 shares of its Series A preferred stock, to J. Jacob Isaacs, the Company’s sole officer and director. Each Series A Preferred Share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent.  The number of votes that the holder of each Series A preferred share is entitled to cast is determined by the following formula:

X  x  250%

1,000

Where:

X   =

number of votes entitled to be cast by holders of the Company’s common stock or by holders of any of the Company’s other outstanding securities.

The holders of the Series A Preferred shares and the holders of the Company’s common stock and any other shares of the Company’s capital stock having general voting rights will vote together as one class on all matters submitted to a vote of the Company’s shareholders.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance of the securities described above.  The person who acquired these securities was a sophisticated investor and was provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The person who acquired these securities acquired them for his own account. The certificate representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of these securities.

Item 5.

Other Information

See Item 2 above.

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

DATED:   June 11, 2020

FOURTH WAVE ENERGY, INC.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer