Form 10-Q
period 2020-06-30
FOURTH WAVE ENERGY, INC.
filed 2020-08-13
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

o  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to______________

Commission File Number 333-207047

FOURTH WAVE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 E. Santa Clara, 6th Floor
San Jose, CA	95113
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(408) 213-8874

Pierre Corp.
(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each classTrading Symbol(s)Name of each exchange on which registered

 N/AN/AN/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,126,329 shares of $0.001 par value common stock outstanding as of August 13, 2020.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$ 2,154	$ 1,691
Prepaid assets	11,876	24,018
Total current assets	14,030	25,709
Total assets	$ 14,030	$ 25,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 513,467	$ 128,519
Accounts payable - related party	96,162	104,623
Notes payable	329,900	332,900
Convertible notes, net of unamortized discount of $74,272 and $83,441, respectively	299,728	116,559
Derivative liability	212,227	185,295

Total current liabilities	1,451,484	867,896
Total liabilities	1,451,484	867,896

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
36,126,329 and 29,288,163 shares issued and outstanding, respectively	36,126	29,288
Additional paid in capital	3,505,238	348,680
Accumulated deficit	(4,978,819)	(1,220,155)
Total stockholders' deficit	(1,437,454)	(842,187)
Total liabilities and stockholders' deficit	$ 14,030	$ 25,709

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses:
General and administrative	$ 334,173	$ 79,656	$ 3,537,694	$ 127,311

Total operating expenses	(334,173)	(79,656)	(3,537,694)	(127,311)

Amortization of debt discount	(50,888)	(8,637)	(130,855)	(8,637)
Interest expense	(7,783)	(839)	(13,789)	(839)
Change in fair value of derivative liability	(58,111)	(8,493)	(76,326)	(8,493)
Total other expense	(116,782)	(17,969)	(220,970)	(17,969)

Net loss	$ (450,955)	$ (97,625)	$ (3,758,664)	$ (145,280)

Net loss per common share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.11)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	35,758,968	29,069,856	33,053,757	29,060,828

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Changes in Stockholders’ Deficit

For the six months ended June 30, 2020 and 2019

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$ -	29,288,163	$ 29,288	$ 348,680	$ (1,220,155)	$(842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	-	2,914,455

Net loss	-	-	-	-	-	(3,307,709)	(3,307,709)

Balance, March 31, 2020	1,000	1	35,488,163	35,488	3,256,934	(4,527,864)	(1,235,441)

Sale of common stock	-	-	200,000	200	49,800	-	50,000

Common shares issued for conversion of debt and accrued interest	-	-	438,166	438	32,424	-	32,862

Extinguishment of derivative liability due to conversion	-	-	-	-	166,080	-	166,080

Net loss	-	-	-	-	-	(450,955)	(450,955)

Balance, June 30, 2020	1,000	$ 1	36,126,329	$ 36,126	$ 3,505,238	$ (4,978,819)	$(1,437,454)

Balance, December 31, 2018	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)

Net loss	-	-	-	-	-	(47,655)	(47,655)

Balance, March 31, 2019	-	-	29,051,800	29,052	189,048	(688,639)	(470,539)

Common shares issued with convertible note			25,000	25	6,225	-	6,250

Net loss	-	-	-	-	-	(97,625)	(97,625)

Balance, June 30, 2019	-	$ -	29,076,800	$ 29,077	$ 195,273	$ (786,264)	$ (561,914)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,758,664)	$ (145,280)
Adjustment to reconcile net loss to cash used in operating activities cash used in operating activities:
Stock based compensation	2,914,455	-
Amortization of debt discount	130,855	8,637
Loss on change in derivative liability	76,326	8,493
Net change in:
Prepaid assets	12,142	-
Accounts payable and accrued expenses	387,810	(3,679)
Accounts payable - related party	(8,461)	10,380

CASH FLOWS USED IN OPERATING ACTIVITIES	(245,537)	(121,449)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	50,000	-
Proceeds from convertible notes	199,000	75,000
Advances from unrelated party	-	79,900
Payment on notes payable	(3,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	246,000	154,900

NET CHANGE IN CASH	463	33,451
Cash, beginning of period	1,691	1,285
Cash, end of period	$ 2,154	$ 34,736

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ -	$ 6,250
Debt discount created by derivative liability	$ 116,686	$ 52,366
Common shares issued for conversion of debt and accrued interest	$ 32,862	$ -
Extinguishment of derivative liability due to conversion	$ 166,080	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Notes to the Financial Statements

June 30, 2020

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2020 and December 31, 2019:

Fair value measured at June 30, 2020
	Total carrying value at June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$212,227	$-	$-	$212,227

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$185,295	$-	$-	$185,295

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2020:

Fair value as of December 31, 2019	$ 185,295
Fair value on the date of issuance recorded as a debt discount	116,686
Fair value on the date of issuance recorded as a loss on derivatives	15,164
Extinguishment of liability to equity due to conversions	(166,080)
Loss on change in fair value of derivatives	61,162
Fair value as of June 30, 2020	$ 212,227

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debt that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

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

Note 2.Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2020 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3.Related Party Transactions

Effective April 30, 2019, the Company agreed to increase compensation to the President of the Company to $11,500 per month for management services if funds are available or to accrue such amount if funds are not available.  The agreement is verbal and can be cancelled at any time. In addition, the President of the Company advances cash to fund operations and periodically pays expenses on behalf of the Company subject to reimbursement.

Fees earned during the period are as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019

Prior period balance	$ 104,623	$ 68,341
Management fees	69,000	52,500
Cash advances	9,105	-
Expenses paid on behalf of Company	4,229	-
Repayments	(90,795)	(42,120)
End of period balance	$ 96,162	$ 78,721

Note 4.  Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from an unrelated third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021.

During the six months period ended June 30, 2020 and 2019, the Company received advances of $0 and $79,900, respectively, from unrelated third parties. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand. As of June 30, 2020 and December 31, 2019 the advances totaled $329,900 and $332,900, respectively.

Note 5.Convertible Notes Payable and Derivative Liability

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and was due and payable on October 25, 2019 and is currently past due. If a default notice is received the interest rate will be 18%.  The unpaid principal is convertible into shares of the Company’s common stock at the conversion price of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note. On June 15, 2020, the Company converted the $30,000 note and $2,862 into 438,166 shares of common stock with a fair value of $32,862. As of June 30, 2020, the balance on the loan, net of unamortized discount of $0, is $0.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The unsecured loan had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of June 30, 2020, the balance on the loan, net of unamortized discount of $0, is $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The unsecured loan had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. As of June 30, 2020, the balance on the loan, net of unamortized discount of $0, is $30,000.

On November 14, 2019, the Company borrowed $85,000 from an unrelated third party. The unsecured loan had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the notes payable. As of June 30, 2020, the balance on the loan, net of unamortized discount of $0, is $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing from an unrelated third party. The unsecured loan had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on January 22, 2021. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. As of June 30, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. As of June 30, 2020, the balance on the loan, net of unamortized discount of $22,575, is $17,425

During the six months ended June 30, 2020, the Company issued convertible notes in the principal amount of $164,000.  The notes are unsecured, bear interest at 8% per year, and are due and payable on February 15, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $81,686 and recorded as a discount on the notes payable. As of June 30, 2020, the balance on the loans, net of unamortized discount of $51,697, is $112,303.

As of June 30, 2020, the total derivative liability on the above notes (other than the convertible note issued on January 23, 2020) was adjusted to a fair value of $212,227. During the six months ended June 30, 2020, $130,855 of the discount was amortized leaving an unamortized balance of $74,272. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12 - $0.55, volatility of 50% - 66% based on a comparable company peer group, expected term of 1.00 years, risk-free rate of 0.16% - 1.56% and a dividend yield of 0%.

Note 6.Equity

On March 16, 2020 the Company acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of the Company’s common stock. At the time of acquisition, Fourth Wave Energy, Inc. had no assets, liabilities and no current or prior operations.  The fair value of the shares issues was $2,170,000 and recorded as share-based compensation.

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares shall have the voting power of 250% of the outstanding common shares at the time of any vote.  The Series A holders shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year. On March 26, 2020, the Company issued 1,000 shares of its Series A preferred stock with a fair value of $744,455 to the Company’s CEO, J. Jacob Isaacs. The Company recognized this fair value as compensation during the six months ended June 30, 2020.

In April 2020, the Company issued 200,000 shares of common stock for cash proceeds of $50,000.

On June 15, 2020, issued 438,166 shares of common stock upon the conversion of debt and accrued interest. See Note 5.

Note 7.Commitments and Contingencies

In connection with the acquisition of Fourth Wave Energy, Inc., the Company entered into consulting agreements with certain members of Fourth Wave.  The consulting agreements require the Company to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in the January 2021. As of June 30, 2020, the Company accrued $301,000 in accrued expenses for these consulting agreements.

On May 5, 2020, the Company signed an option agreement to purchase a certain parcel of land in Jefferson County, Colorado for an option fee of $100. The Company did not exercise the option and the option expired on June 18, 2020.

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

Residential Energy Efficiency and Renewable Energy Overview

Homes and buildings use energy for heating, cooling, hot water, and electrification. A number of factors determine how much energy is required to deliver these services including the age of the structure, type of construction, heating, ventilation, and air conditioning (HVAC) equipment used and its condition, lighting, appliances, and electronics used. Different types of energy are used for these end-uses, which is often based on regional energy production and availability, historical construction preferences, and local legislation. Energy sources include, but are not limited to natural gas, heating oil, utility electricity, and on-site renewable energy generation.

Based on home conditions and energy sources, energy efficiency improvements are often the lowest way to reduce ongoing utility and maintenance costs. Energy efficiency improvements often result in improved living comfort, for example enhanced heating, cooling, lighting, and air quality. Energy efficiency upgrades have an up-front cost but are designed to reduce ongoing utility and maintenance costs. Upgrades also often result in increased home values.

Homes and commercial buildings consume 40% of the energy used in the United States. Most homeowners could save between 15-25% of their utility bills by addressing wasted energy from drafts, air leaks, and outdated heating and cooling systems. Typical energy efficiency upgrades include sealing air leaks, adding insulation, installing more efficiency windows, doors, and skylights, installing and properly setting programmable thermostats, sealing ducts, tuning or upgrading heating and cooling systems, installing energy efficiency hot water heaters, upgrading household appliances and electronics, and installing energy efficient lighting.

Improvements in electric heat exchanger (also known as heat pump) technology have increased their usage across the country. Different types of heat pump technologies exist. Some transfer energy from water sources and others directly from the air. Water source heat pumps are often connected to geothermal systems, also known as ground source heating and cooling. Since geothermal technologies rely on transferring energy from the earth instead of creating energy, they are widely considered the most efficient heating and cooling system.

On-site renewable energy generation has been improving greatly for years with gains in performance and reductions in cost. The most typical type of on-site generation is photovoltaics, also known as solar energy. Panels are typically installed on a roof-mounted configuration or on an adjacent ground-mounted system. Inverters capture the solar energy and transform it into electricity. Most residential systems are tied to the existing electrical utility grid for back-up and resiliency when solar energy is not being generated.

Fourth Wave Energy

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of our common stock.

Fourth Wave Energy’s GSP system is designed to significantly reduce energy consumption and associated greenhouse gas emissions in residences and commercial buildings, while improving indoor air quality. By improving the building envelope, reducing energy loads, and generating on-site renewable solar energy the system offers a highly-efficiency whole-home energy upgrade.

The GSP system includes:

•home energy audit and environmental analysis;

•improved building envelope, including upgrades to insulation, sealing, and air tightness;

•on-site photovoltaic power generation;

•efficient heat pump heating, ventilation, and air conditioning (HVAC) technology;

•LED lighting;

•heat pumps for domestic hot water heating;

•energy recovery ventilation systems;

•advanced air filtration and distribution; and

•220v electric vehicle charger

Optional equipment and services includes:

•Battery storage system

•Hot tub and pool heaters

•Xeriscape and landscape design

•ground source geothermal technology for heating and cooling;

•air source heating and cooling depending on home conditions and requirements;

We plan to use a sales force that will market the GSP system directly to homeowners.

We will use independent subcontractors to replace a home’s existing heating and air conditioning system with the GSP system.  We estimate that the removal of an existing HVAC system and the installation of the GSP system will cost approximately $39,000, after tax credits, and will require approximately 14 to 21 days to complete.

The sale of solar and geothermal energy system has benefitted from tax credits which lowers the effective cost of these systems to homeowners.  However, these tax credits are set to expire in 2021.  Although there is hope that these tax credits will be extended, there can be no assurance that they will be extended in which case the net cost of the GSP system to the homeowner will increase significantly.

A depiction of a home with the GSP system installed is shown below:

THE FUTURE OF POWERING HOMES HAS ARRIVED

Harnessing energy from the sun and earth to power your home delivers improved indoor air quality and virtually no carbon emissions or utility bills.

SOLAR PANELS
BUILDING ENVELOPE
EV CAR CHARGER
HEAT PUMP
GROUND LOOPS

The system is made up of **FIVE** basic compenents:

Building Envelope upgrades improve insulation and air tightness

Underground **Ground Loops** provide heating and cooling

Electric **Heat Exchanger** efficiently improves air quality

Rooftop **Solar Panels** provide all required electricity

EV Car Charger powers electric vehicle

GeoSOLAR Plus®
A FOURTH WAVE ENERGY COMPANY

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

Results of Operations for the three months ended June 30, 2020, compared to three months ended June 30, 2019.

During the three months ended June 30, 2020 general and administrative expenses was $334,173 compared to $79,656 in 2019. The $254,517 increase is due to the change in our business plan which resulted in increased consulting, legal and management fees as well as increased travel costs.

During the three months ended June 30, 2020 other expenses was $116,782 compared to $17,969 in 2019. The $98,813 increase in other expenses are the result of cost associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Net loss for the three months ended June 30, 2020 and 2019, was $450,955 and $97,625, respectively.

Results of Operations for the six months ended June 30, 2020, compared to six months ended June 30, 2019.

During the six months ended June 30, 2020 general and administrative expenses was $3,537,694 compared to $127,311 in 2019. The $3,410,383 increase is due to the change in our business plan which resulted in increased stock based compensation, consulting, legal and management fees as well as increased travel costs.

During the six months ended June 30, 2020 other expenses was $220,970 compared to $17,969 in 2019. The $203,001 increase in other expenses is the result of costs associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Net loss for the six months ended June 30, 2020 and 2019, was $3,758,664 and $145,280, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the three months ended June 30, 2020 and 2019 were:

	2020	2019

Cash used in operations	$(245,537)	$(121,449)
Payment on notes payable	$(3,000)	$-
Proceeds on convertible notes	$199,000	$75,000
Advances from unrelated party	$-	$79,900
Proceeds from sale of common stock	$50,000	$-

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2020, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

There is no assurance that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED:   August 13, 2020FOURTH WAVE ENERGY, INC.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer