Form 10-Q
period 2020-09-30
FOURTH WAVE ENERGY, INC.
filed 2020-11-20
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).              Yes ☐                    No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,307,329 shares of $0.001 par value common stock outstanding as of November 20, 2020.

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$ 9,438	$ 1,691
Prepaid assets	362,008	24,018
Total current assets	371,446	25,709
Total assets	$ 371,446	$ 25,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 625,706	$ 128,519
Accounts payable - related party	100,137	104,623
Notes payable	339,900	332,900
Convertible notes, net of unamortized discount of $164,186 and $83,441, respectively	449,276	116,559
Derivative liability	639,713	185,295

Total current liabilities	2,154,732	867,896
Total liabilities	2,154,732	867,896

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
37,307,329 and 29,288,163 shares issued and outstanding, respectively	37,307	29,288
Additional paid in capital	3,784,172	348,680
Accumulated deficit	(5,604,766)	(1,220,155)
Total stockholders' deficit	(1,783,286)	(842,187)
Total liabilities and stockholders' deficit	$ 371,446	$ 25,709

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses:
General and administrative	$ 212,689	$ 70,502	$ 3,750,383	$ 197,813

Total operating expenses	(212,689)	(70,502)	(3,750,383)	(197,813)

Interest expense	(103,587)	(39,712)	(248,231)	(49,188)
Change in fair value of derivative liability	(309,671)	(25,720)	(385,997)	(34,213)
Total other expense	(413,258)	(65,432)	(634,228)	(83,401)

Net loss	$ (625,947)	$ (135,934)	$ (4,384,611)	$ (281,214)

Net loss per common share:
Basic and diluted	$ (0.02)	$ (0.00)	$ (0.13)	$ (0.01)

Weighted average common shares outstanding:
Basic and diluted	36,478,230	29,076,800	34,206,503	29,066,230

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	-	$ -	29,288,163	$ 29,288	$ 348,680	$ 1,220,155)	$ (842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	-	2,914,455

Net loss	-	-	-	-	-	(3,307,709)	(3,307,709)

Balance, March 31, 2020	1,000	1	35,488,163	35,488	3,256,934	(4,527,864)	(1,235,441)

Sale of common stock	-	-	200,000	200	49,800	-	50,000

Common shares issued for conversion of debt and accrued interest		-	438,166	438	32,424	-	32,862

Extinguishment of derivative liability due to conversion	-	-	-	-	166,080	-	166,080

Net loss	-	-	-	-	-	(450,955)	(450,955)

Balance, June 30, 2020	1,000	1	36,126,329	36,126	3,505,238	(4,978,819)	(1,437,454)

Sale of common stock	-	-	200,000	200	49,800	-	50,000

Common shares issued for conversion of debt	-	-	981,000	981	172,557	-	173,538

Extinguishment of derivative liability due to conversion	-	-	-	-	56,577	-	56,577

Net loss	-	-	-	-	-	(625,947)	(625,947)

Balance, September 30, 2020	1,000	$ 1	37,307,329	$ 37,307	$3,784,172	$5,604,766)	$ (1,783,286)

Balance, December 31, 2018	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)

Net loss	-	-	-	-	-	(47,655)	(47,655)

Balance, March 31, 2019	-	-	29,051,800	29,052	189,048	(688,639)	(470,539)

Common shares issued with convertible note	-	-	25,000	25	6,225	-	6,250

Net loss	-	-	-	-	-	(97,625)	(97,625)

Balance, June 30, 2019	-	$ -	29,076,800	$ 29,077	$ 195,273	$ (786,264)	$ (561,914)

Common shares issued with convertible note	-	-	-	-	13,710	-	13,710

Net loss	-	-	-	-	-	(135,934)	(135,934)

Balance, September 30, 2019	-	$ -	29,076,800	$ 29,077	$ 208,983	$ (922,198)	$ (684,138)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,384,611)	$ (281,214)
Adjustment to reconcile net loss to
cash used in operating activities:
Stock based compensation	2,914,455	-
Amortization of debt discount	219,483	45,995
Loss on change in derivative liability	385,997	34,213
Net change in:
Prepaid assets	52,010	(1,169)
Accounts payable and accrued expenses	503,049	(1,413)
Accounts payable - related party	(4,486)	24,533

CASH FLOWS USED IN OPERATING ACTIVITIES	(314,103)	(179,055)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	100,000	-
Proceeds from convertible notes	214,850	100,000
Advances from third party	-	82,900
Proceeds from notes payable	10,000	-
Payments on notes payable	(3,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	321,850	182,900

NET CHANGE IN CASH	7,747	3,845
Cash, beginning of period	1,691	1,285
Cash, end of period	$ 9,438	$ 5,130

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ -	$ 19,960
Debt discount created by derivative liability	$ 291,078	$ 63,656
Common shares issued for conversion of debt and accrued interest	$ 206,400	$ -
Extinguishment of derivative liability due to conversion	$ 222,657	$ -
Prepaid expenses financed with convertible note payable	$ 390,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Notes to the Financial Statements

September 30, 2020

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Fourth Wave Energy, Inc. (formerly Pierre Corp.) (“we”, “our”, “Fourth Wave” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019, as reported in the Form 10-K of the Company, have been omitted.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2020 and December 31, 2019:

Fair value measured at September 30, 2020
	Total carrying value at September 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$639,713	$-	$-	$639,713

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$185,295	$-	$-	$185,295

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2020:

Fair value as of December 31, 2019	$ 185,295
Fair value on the date of issuance recorded as a debt discount	291,078
Fair value on the date of issuance recorded as a loss on derivatives	23,698
Extinguishment of liability to equity due to conversions	(222,657)
Loss on change in fair value of derivatives	362,299
Fair value as of September 30, 2020	$ 639,713

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

Note 2.Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2020 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Fees earned during the period are as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Prior period balance	$ 104,623	$ 68,341
Management fees	103,500	87,000
Cash advances	9,105	-
Expenses paid on behalf of Company	4,229	-
Repayments	(121,320)	(62,467)
End of period balance	$ 100,137	$ 92,874

Note 4.  Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021.

On September 30, 2020, the Company issued a $10,000 promissory note to a third party. The unsecured note bears an interest rate of 8% and matures on September 30, 2021.

During the nine months period ended September 30, 2020 and 2019, the Company received advances of $0 and $82,900, respectively, from third parties. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand. As of September 30, 2020 and December 31, 2019 the combined advances and notes payable totaled $339,900 and $332,900, respectively.

Note 5.Convertible Notes Payable and Derivative Liability

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which amounts will be amortized over the life of the note. The loan bears interest at a rate of 9% and was due and payable on October 25, 2019 and became past due. If a default notice is received the interest rate will be 18%.  The unpaid principal is convertible into shares of the Company’s common stock at the conversion price of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note. On June 15, 2020, the Company converted the $30,000 note and $2,862 of accrued interest into 438,166 shares of common stock with a fair value of $32,862. As of September 30, 2020, the balance on the loan, net of unamortized discount of $0, was $0.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which amount will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of September 30, 2020, the balance on the loan, net of unamortized discount of $0, was $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which amounts will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. As of September 30, 2020, the balance on the loan, net of unamortized discount of $0, was $30,000.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of September 30, 2020, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the nine months ended September 30, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 125,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. As of September 30, 2020, the balance on the loan, net of unamortized discount of $29,534, was $23,928.

During the nine months ended September 30, 2020, the Company issued convertible notes in the principal amount of $164,000.  The notes are unsecured, bear interest at 8% per year, and are due and payable on February 15, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $81,686 and recorded as a discount on the notes payable. In September 2020, $164,000 of unsecured convertible notes a were converted into 656,000 shares of common stock at a conversion price of $0.25 per share. As of September 30, 2020, the balance on the loans, net of unamortized discount of $0, was $0.

On August 6, 2020, the  Company  issued a note in the principal  amount of $390,000 for payment of investor relations  services. The investor relations services are for a period of one year and recorded as a prepaid asset with a balance of $357,500 as of September 30, 2020. The note does not bear  interest,  is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's  common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. As of September 30, 2020, the balance on the loan, net of unamortized discount of $134,652 was $255,348.

As of September 30, 2020, the total derivative liability on the above notes was adjusted to a fair value of $639,713. During the nine months ended September 30, 2020, $219,483 of the discount was amortized leaving an unamortized balance of $164,186. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12 - $0.55, volatility of 50% - 73% based on a comparable company peer group, expected term of 1.00 -5.00 years, risk-free rate of 0.12% - 1.55% and a dividend yield of 0%.

Note 6.Equity

Common Stock

On March 16, 2020 the Company acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of the Company’s common stock. At the time of acquisition, Fourth Wave Energy, Inc. had no assets, liabilities and no current or prior operations.  The fair value of the shares issues was $2,170,000 and recorded as share-based compensation.

During the nine months ended September 30, 2020, the Company issued 400,000 shares of common stock for cash proceeds of $100,000.

During the nine months ended September 30, 2020, the Company issued 1,419,166 shares of common stock upon the conversion of debt $200,538 of principal and $5,862 of accrued interest. See Note 5.

Preferred Stock

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote.  The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year. On March 26, 2020, the Company issued 1,000 shares of its Series A preferred stock with a fair value of $744,455 to the Company’s CEO, J. Jacob Isaacs. The Company recognized this fair value as compensation during the nine months ended September 30, 2020.

Stock Warrants

On August 7, 2020, the Company issued 45,977 common stock warrants in conjunction with a convertible note. The warrants have a 5-year life and an exercise price of $0.87. In September 2020, there was a partial conversion of debt at a conversion price of $0.035 as described in Note 5. Due to a reset provision in the warrant agreement, the exercise price reset to $0.035 and the corresponding warrants increased to 1,142,857.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2020:

Weight-Average
	Warrants	Exercise Price Per Share
Outstanding, December 31, 2019	-
Granted due to reset provision	1,142,857	$ 0.035
Exercised	-
Forfeited	-
Expired	-
Outstanding, September 30, 2020	1,142,857	$ 0.035

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.15, Exercise price, $0.035, Term 5 years, Volatility 63%, and Discount rate 0.28% and a dividend yield of 0%.

As of September 30, 2020, the outstanding stock warrants have a weighted average remaining term of 4.85 years and an intrinsic value of $131,429.

Note 7.Commitments and Contingencies

In connection with the acquisition of Fourth Wave Energy, Inc., the Company entered into consulting agreements with certain members of Fourth Wave.  The consulting agreements require the Company to pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expired on June 30, 2020.  One consulting agreement is for a twelve month period and expires in January 2021. As of September 30, 2020, the Company accrued $331,850 as expenses for these consulting agreements.

Note 8.Subsequent Events

Subsequent to September 30, 2020, the Company borrowed $260,000 from unrelated third parties. The loans are unsecured, bear interest at 8% per year, and are due and payable at various dates in April and May 2021. At the option of the lenders the loans may be converted into shares of the Company's common stock at a conversion price of $0.10 per share.

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

As of November 20, 2020 we had not sold any GSP Systems.

DeSol Power Tile

On August 18, 2020 we entered into a non-binding Letter of Intent to acquire DeSol Power Tile, LLC for $900,000 in cash and shares of our common stock having a value of $100,000.

DeSol Power Tile is based in Atlanta, Georgia and has developed solar panels which act as the actual roof of a building.

For more information concerning DeSol Power Tile visit its website at https://www.desolpowertiles.com/.

The acquisition of DeSol Power Tile is subject to a number of conditions, including the execution of a definitive agreement between the parties. As of November 20, 2020 the Company had not entered into a definitive agreement to acquire DeSol Power Tile LLC.

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

Results of Operations for the three months ended September 30, 2020, compared to three months ended September 30, 2019.

During the three months ended September 30, 2020 general and administrative expenses was $212,689 compared to $70,502 in 2019. The $142,187 increase is due to the change in our business plan which resulted in increased consulting, legal and advertising and promotions costs.

During the three months ended September 30, 2020 other expenses was $413,258 compared to $65,432 in 2019. The $347,826 increase in other expenses are the result of cost associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Net loss for the three months ended September 30, 2020 and 2019, was $625,947 and $135,934, respectively.

Results of Operations for the nine months ended September 30, 2020, compared to nine months ended September 30, 2019.

During the nine months ended September 30, 2020 general and administrative expenses was $3,750,383 compared to $197,813 in 2019. The $3,552,570 increase is due to the change in our business plan which resulted in increased stock based compensation, consulting, legal and management fees as well as increased advertising and promotion costs.

During the nine months ended September 30, 2020 other expenses was $634,228 compared to $83,401 in 2019. The $550,827 increase in other expenses is the result of costs associated with our new note payable arrangements included amortization of discounts, derivative liability expense and interest.

Net loss for the nine months ended September 30, 2020 and 2019, was $4,384,611 and $281,214, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2020 and 2019 were:

	2020	2019

Cash used in operations	$(314,103)	$(179,055)
Payments on notes payable	$(3,000)	$-
Proceeds from convertible notes	$214,850	$100,000
Advances from third party	$-	$82,900
Proceeds from notes payable	$10,000	$-
Proceeds from sale of common stock	$100,000	$-

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2020, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATED:   November 20, 2020FOURTH WAVE ENERGY, INC.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer