Form 10-K
period 2020-12-31
FOURTH WAVE ENERGY, INC.
filed 2021-03-31
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

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

Name of each exchange

Title of each classTrading Symbol on which registered

N/A  N/AN/A

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

Yes ☒    No ❑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒                       No   ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or

i

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

Large accelerated filer❑Accelerated filer❑

Non-accelerated filer☒Smaller reporting company☒

Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ❑     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $19,875,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.  There were 38,764,776 shares of common stock outstanding as of March 31, 2021.

ii

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

ITEM 1.BUSINESS

We were incorporated in Nevada on January 21, 2011.  Since our incorporation, we were involved in a number of business ventures, all of which were unsuccessful and which we have abandoned.

Unless otherwise indicated or the context otherwise requires, all references in this report to “we,” “us,” “our,” “our company,” or the “Company” refer to Fourth Wave Energy, Inc.

On March 20, 2020, shareholders owning a majority of our outstanding shares of common stock amended our Articles of Incorporation to change our name to Fourth Wave Energy, Inc.

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

Based on home conditions and energy sources, energy efficiency improvements are often the lowest cost ways to reduce ongoing utility and maintenance costs. Energy efficiency improvements often result in improved living comfort, for example enhanced heating, cooling, lighting, and air quality. Energy efficiency upgrades have an up-front cost but are designed to reduce ongoing utility and maintenance costs. Upgrades also often result in increased home values and resale prices.

Experts in the building community agree that energy efficiency upgrades are often the least expensive form of energy available, as they do not require the creation of energy. By investing in energy conservation measures, homeowners will realize immediate and ongoing benefits.

Homes and commercial buildings consume 40% of the energy used in the United States. Most homeowners could save between 15-25% of their utility bills by addressing wasted energy from drafts, air leaks, and outdated heating and cooling systems. Typical energy efficiency upgrades include sealing air leaks, adding insulation, installing more efficiency windows, doors, and skylights, installing and properly setting programmable thermostats, sealing ducts, tuning or upgrading heating and cooling systems, installing energy efficiency hot water heaters, upgrading household appliances and electronics to Energy Star products, and installing energy efficient lighting.

Many different approaches to building construction exist, often based on geographic and prevailing weather conditions. Those construction approaches, along with upfront cost, are factors in what type of energy source and heating and cooling equipment is installed. There are always trade-offs between cost, performance, and lifespan. When upgrading home energy systems, selecting the most appropriate equipment will have significant impacts on long-term operational costs, maintenance, and replacement requirements.

Improvements in electric heat exchanger (also known as heat pump) technology have increased their usage across the country. Different types of heat pump technologies exist. Some transfer energy from water sources and others directly from the air. Water source heat pumps are often connected to geothermal systems, also known as ground source heating and cooling. Since geothermal technologies rely on transferring energy from the earth instead of creating energy, they are widely considered the most efficient type of heating and cooling systems.

On-site renewable energy generation has been improving greatly for years with gains in performance and reductions in cost. The most typical type of on-site generation is photovoltaics, also known as solar energy. Panels are typically installed on a roof-mounted configuration or on an adjacent ground-mounted system. Inverters capture the solar energy and transform it into useful electricity. Most residential systems are tied to the existing electrical utility grid for back-up and resiliency when solar energy is not being generated.

There are many trade-offs when determining the most appropriate energy generation systems for residences. Upfront cost, maintenance, replacement cost, environmental and health impacts much all be considered. Environmental health and greenhouse gas emissions associated with the production of utility electricity is a regional consideration based on how energy is produced and distributed in different regions. How utility-scale electricity is generated can make a large different in associated emissions. On-site renewable energy has a significantly lower carbon footprint than most utility-scale generation, though many utilities are transitioning to cleaner sources such as solar and wind as they move away from coal-fired power plants.

Indoor air quality in a home can also be impacted by the type of HVAC system installed. Unless fresh outdoor is brought into through an intake system before being distributed, air will be recirculated within a home, which can compromise air quality. The use of natural gas for cooking and clothes dryers can also adversely impact indoor air quality. Typically, electrified HVAC, cooking, and clothes dryers offer the highest quality indoor air quality, but there are many factors including air infiltration, sealing, and opening of windows and doors that will impact conditions. The use of building materials, paints, and stains with high levels of volatile organic compounds can also contribute to degraded indoor air quality.

Homeowners must weight all factors when it comes to heating, cooling, and electrification of their homes. Choosing systems that minimize the use of fossil fuels and maximize airflow will often lead to the best indoor air quality.

GSP System

On March 16, 2020 we acquired all of the outstanding shares of an unrelated third party named Fourth Wave Energy, Inc. (“FWI”), a Colorado corporation, for 6,200,000 restricted shares of our common stock. In 2021, 4,350,000 of these shares were returned to us and cancelled.

FWI has designed an energy system which is based on combining solar power and other energy efficient technologies into one fully integrated system.  The FWI energy system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

In connection with this acquisition we entered into consulting agreements with certain founders of FWI.  The consulting agreements required us to collectively pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement is for a twelve month period and expires in March of 2021.

On May 7, 2020 we signed an option agreement with GEOS Neighborhood, LLC to acquire approximately 8 acres of undeveloped land in Arvada, Colorado. If the option was exercised we planned to build energy efficient homes/townhomes on the undeveloped land. We did not exercise the option and the option expired on June 18, 2020.

After the option with GEOS Neighborhood's expired, we decided to proceed with the development of a clean energy system known as the GeoSolar Plus System ("GPS").

The GSP system is designed to significantly reduce energy consumption and associated greenhouse gas emissions in residences and commercial buildings, while improving indoor air quality. By improving the building envelope, reducing energy loads, and generating on-site renewable solar energy the system offers a highly-efficiency whole-home energy upgrade.

We planned to use a sales force that would market the GSP system directly to homeowners and planned to use independent subcontractors to replace a home’s existing heating and air conditioning system with the GSP system.

As of March 31, 2021 no GSP Systems had been sold.

DeSol Power Tiles

On August 18, 2020 we entered into a non-binding Letter of Intent to acquire DeSol Power Tiles, LLC for $900,000 in cash and shares of our common stock having a value of $100,000.

DeSol Power Tiles is based in Atlanta, Georgia and has developed solar panels which act as the actual roof of a building.

Although traditional solar panels provide financial benefits to their owners and solar systems help the environment, they are not aesthetically pleasing to look at. Some communities and subdivisions even have rules against installing them.

The DeSol solar roof system integrates design and functionality. The patented system uses roof tiles, not solar panels, so it won’t affect the aesthetic or architectural appeal of the roof. With a simple, flat design, based on the classic Nordic style, DeSol roof tiles will complement the home with a beautiful, completely sealed, walkable surface that covers the entire roof.

The DeSol solar roof system captures sunlight and the inverter converts the sunlight into electric current that can be used in the home. An electric panel in the home feeds the energy from the inverter to the home’s electric circuits. The electric meter monitors energy usage, so excess power can be sent to the utility company, giving the homeowner energy credits.

A solar roof installation from DeSol Power Tiles is 100% passive. Unlike wind energy systems or heat pumps, there are no moving parts that require technical service or maintenance, which is the main reason for the 30-year performance guarantee which is offered by DeSol Power Tiles.

As of March 31, 2021 DeSol Power Tiles had installed two solar roof systems.

For more information concerning DeSol Power Tiles visit its website at https://www.desolpowertiles.com/.

The acquisition of DeSol Power Tiles is subject to a number of conditions, including the execution of a definitive agreement between the parties.

Spin-Off

We plan to concentrate on the sale of solar panel roofs and no longer plans to pursue the GSP System. As a result, on March 10, 2021, we transferred all of the rights to the GeoSolar Plus System (“GSP”) to GeoSolar Technologies, Inc. ("GST") in exchange for 10,000,000 shares of GST's common stock. We plan to distribute ("Spin-Off") these shares to our shareholders on the basis of one share of GST's common stock for each four shares held by each of our shareholders.

GST also assumed all liabilities (approximately $385,000) associated with the consulting agreements previously signed by us.

The Spin-Off is subject to the effectiveness of a registration statement that GST will file with the Securities and Exchange Commission. The date for determining which of our shareholders will receive shares of GST in the Spin-Off (the "Record Date") will be determined shortly before the effective date of GST's registration statement.

Other Information

As of March 31, 2021, we had one employee.

Our offices are located at 75 E. Santa Clara St., 6th Floor, San Jose, CA, 95113.

ITEM 1A.RISK FACTORS

Not applicable.

ITEM 2.PROPERTIES

None.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Market under the symbol “FWAV”.

Prior to May 30, 2019 there was no market for our common stock.

The following table summarizes the high and low historical closing prices of our common stock for the periods indicated:

Year Ended December 31, 2019

 High Low

Second Quarter$1.50$1.50

Third Quarter$1.50$1.01

Fourth Quarter$1.01$0.74

Fiscal Year Ended December 31, 2020

High Low

First Quarter$0.75$0.12

Second Quarter$0.50$0.12

Third Quarter$0.51$0.15

Fourth Quarter$0.29$0.14

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

As of March 31, 2021 we had 38,764,776 outstanding shares of common stock which were owned by 84 shareholders of record.

Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.  As of March 31, 2021, 1,000 preferred shares were outstanding.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently in the development stage and have not earned any revenues.

Results of Operations

Operating expenses for the years ended December 31, 2020 and 2019 were $4,494,039 and $416,174, respectively, and were comprised primarily of the following which did not require the payment of cash: stock based compensation $3,006,445, amortization of debt discount $370,814, and loss on settlement of debt $392,900. Operating expenses during the year ended December 31, 2020 increased primarily due to the increase in the non-cash items mentioned above.

Other Expenses for the years ended December 31, 2020 and 2019 were $590,442 and $162,997, respectively. The primary component of Other Expenses was interest expense. Interest expense increased as a result of the amortization of debt discounts and an increase in interest bearing debt.

Liquidity and Capital Resources

We have financed our cash requirements from the sale of common stock and by loans from non-affiliated third parties.   During the year ended December 31, 2020, we received $581,350 in proceeds from convertible notes and $10,000 in proceeds from notes payable. As of December 31, 2020 we also owed another unrelated third party $390,000 for investor relations fees.

Our sources and (uses) of cash for the years ended December 31, 2020 and 2019 were:

2020	2019

$$

Cash used in operations(620,792)(247,494)

Proceeds from sale of common stock	100,000	-
Proceeds from sale of convertible notes	581,350	165,000
Payments on convertible notes	(33,463)	-
Proceeds from notes payable	10,000	82,900
Payments on notes payable	(13,000)	-

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

Our estimated capital requirements for the twelve months ending December 31, 2021 are:

Description	Amount
$
Salaries and consulting fees	300,000
Other general and administrative expenses, including research and development, legal and accounting, marketing, travel and entertainment, and rent.	100,000

Due to our continuing losses from business operations, the independent auditor’s report dated March 31, 2021, includes a “going concern” opinion relating to the fact that our continuation is dependent upon obtaining additional working capital either through revenues or through outside financing.

Equity Line

On March 4, 2021 we entered into an Equity Line agreement with Tysadco Partners, LLC (“Tysadco”).

Under the Equity Line Agreement, Tysadco agreed to provide us with up to $10,000,000 of funding through the purchase of shares of our common stock.

During the term of the Agreement, we may, at its sole discretion, deliver a Put Notice to Tysadco, which will specify the dollar amount which we want to draw down under the Equity Line.  The amount we can draw down at any one time is the lesser of (i) that number of shares determined by dividing $500,000 by the closing price of our common stock on the trading day immediately preceding the delivery of a Put Notice or (ii) 300% of the average daily trading volume of our common stock for the ten days prior to the delivery of a Put Notice.

A closing will occur on the first business day following the Valuation Period.  The Valuation Period with respect to a particular Put Notice means five trading days preceding the delivery of the Put Notice and five trading days commencing after the delivery of the Put Notice.

The number of shares to be purchased by Tysadco on a particular Closing Date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 75% of the lowest daily volume weighted average price of our common stock during the Valuation Period.

We may specify a Minimum Price when submitting a Put Notice, provided however that the Minimum Price must be more than 75% of the closing price of our common stock on the date immediately preceding the date of the delivery of the Put Notice.  If the Purchase Price is less than the Minimum Price, we may, at our option, not sell any shares to Tysadco on the Closing Date pertaining to the Put Notice or sell shares to Tysadco using the Purchase Price.

We are under no obligation to submit any Put Notices.

The equity line agreement has a term of 24 months, which will begin on the effective date of the registration statement which we have agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to Tysadco may be sold in the public market.

We issued 100,000 shares of our common stock to Tysadco as consideration for providing the equity line to us.

In February, 2021 we sold 1,700,000 shares of our common stock to Tysadco for $204,000. At a later date we plan to sell another 1,700,000 shares of our common stock to Tysadco for $204,000.

Prior Equity Line

On January 2, 2020, we entered into an Investment Agreement with Tiger Trout Capital, LLC ("TTC") in order to establish a possible source of funding for our operations. Under the Investment Agreement TTC agreed to provide us with up to $2,500,000 of funding by purchasing shares of our common stock. We never sold any shares of our common stock to TTC and we have since terminated our agreement with TTC.

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

Critical Accounting Policies

See Note 2 to the December 31, 2020 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2020 and 2019;
F-3	Statements of Operations for the years ended December 31, 2020 and 2019
F-4	Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019;
F-5	Statements of Cash Flows for years ended December 31, 2020 and 2019;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fourth Wave Energy, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fourth Wave Energy, Inc (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

March 31, 2021

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$ 25,786	$ 1,691
Prepaid assets	264,667	24,018
Total current assets	290,453	25,709

Deposits	25,000	-

Total assets	$ 315,453	$ 25,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 657,806	$ 128,519
Accounts payable - related party	21,837	104,623
Notes payable	235,900	332,900
Convertible notes, net of unamortized discount of $341,856 and $83,441, respectively	608,144	116,559
Derivative liability	676,022	185,295

Total current liabilities	2,199,709	867,896

Total liabilities	2,199,709	867,896

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 and 0 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
40,647,329 and 29,288,163 shares issued and outstanding, respectively	40,647	29,288
Additional paid in capital	4,379,732	348,680
Accumulated deficit	(6,304,636)	(1,220,155)
Total stockholders' deficit	(1,884,256)	(842,187)
Total liabilities and stockholders' deficit	$ 315,453	$ 25,709

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Operations

For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Operating expenses:
General and administrative	$ 4,494,039	$ 416,174

Total operating expenses	(4,494,039)	(416,174)

Other expenses
Interest expense	(460,738)	(106,357)
Loss on conversion of debt	(32,900)	-
Change in fair value of derivative liability	(96,804)	(56,640)
Total other expense	(590,442)	(162,997)

Net loss	$ (5,084,481)	$ (579,171)

Net loss per common share:
Basic and diluted	$ (0.14)	$ (0.02)

Weighted average common shares outstanding:
Basic and diluted	35,412,848	29,091,310

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2018	-	$ -	29,051,800	$ 29,052	$ 189,048	$ (640,984)	$ (422,884)

Common shares issued with convertible note	-	-	50,000	50	19,910	-	19,960

Common shares issued for services	-	-	186,363	186	139,722	-	139,908

Net loss	-	-	-	-	-	(579,171)	(579,171)

Balance, December 31, 2019	-	-	29,288,163	29,288	348,680	(1,220,155)	(842,187)

Stock based compensation	1,000	1	6,600,000	6,600	2,999,854	-	3,006,455

Sale of common stock	-	-	400,000	400	99,600	-	100,000

Common shares issued for conversion of liabilities	-	-	4,359,166	4,359	708,941	-	713,300

Extinguishment of derivative liability due to conversion	-	-	-	-	222,657	-	222,657

Net loss	-	-	-	-	-	(5,084,481)	(5,084,481)

Balance, December 31, 2020	1,000	$ 1	40,647,329	$ 40,647	$ 4,379,732	$ (6,304,636)	$ (1,884,256)

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Statements of Cash Flows

For the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,084,481)	$ (579,171)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	3,006,455	139,908
Amortization of debt discount	370,814	100,174
Loss on change in derivative liability	96,804	56,640
Loss on settlement of liabilities	392,900	-
Net change in:
Prepaid assets	149,351	(18,318)
Other deposits	(25,000)	-
Accounts payable and accrued expenses	535,151	16,991
Accounts payable - related party	(62,786)	36,282

CASH FLOWS USED IN OPERATING ACTIVITIES	(620,792)	(247,494)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	100,000	-
Proceeds from convertible notes	581,350	165,000
Payments on convertible notes	(33,463)	-
Proceeds from notes payable	10,000	82,900
Payments on notes payable	(13,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	644,887	247,900

NET CHANGE IN CASH	24,095	406
Cash, beginning of period	1,691	1,285
Cash, end of period	$ 25,786	$ 1,691

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued with convertible notes	$ -	$ 19,960
Debt discount created by derivative liability	$ 616,578	$ 128,655
Common shares issued for conversion of debt and accrued interest	$ 320,400	$ -
Extinguishment of derivative liability due to conversion	$ 222,657	$ -
Prepaid expenses financed with convertible note payable	$ 390,000	$ -

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

(formerly Pierre Corp.)

Notes to the Financial Statements

December 31, 2020

Note 1. Basis of Presentation

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2020 and 2019:

Fair value measured at December 31, 2020
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$676,022	$-	$-	$676,022

Fair value measured at December 31, 2019
	Total carrying value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$185,295	$-	$-	$185,295

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2020:

Fair value as of December 31, 2018	$ -
Fair value on the date of issuance recorded as a debt discount	128,655
Fair value on the date of issuance recorded as a loss on derivatives	56,280
Gain on change in fair value of derivatives	360
Fair value as of December 31, 2019	185,295
Fair value on the date of issuance recorded as a debt discount	616,580
Fair value on the date of issuance recorded as a loss on derivatives	82,818
Extinguishment of liability to equity due to conversions	(222,657)
Extinguishment of liability due to payoff of debt	(69,097)
Loss on change in fair value of derivatives	83,083
Fair value as of December 31, 2020	$ 676,022

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

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included notes convertible to 11,334,785 and 506,237 common shares, respectively

Stock-based Compensation

The Company determines the fair value of stock option awards granted to employees and nonemployees in accordance with FASB ASC Topic 718 – 10. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3.Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2020 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4.Related Party Transactions

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

Fees earned during the period are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019

Prior period balance	$ 104,623	$ 68,341
Management fees	138,000	121,500
Cash advances	9,305	450
Expenses paid on behalf of Company	4,229	70
Non-cash repayments	(20,000)	-
Repayments	(214,320)	(85,738)
End of period balance	$ 21,837	$ 104,623

On October 28, 2020, the Company’s President converted $20,000 of accrued management fees for 2,000,000 shares of common stock at a conversion price of $0.01. As result of the conversion, the Company recognized a $360,000 loss on conversion of debt.

During the year ended December 31, 2020, the Company paid $2,625 to a relative of the President for consulting services.

Note 5.  Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021.

On September 30, 2020, the Company issued a $10,000 promissory note to a third party. The unsecured note bears an interest rate of 8% and matures on September 30, 2021. During the year ended December 31, 2020, the Company repaid the $10,000 promissory note.

During the years ended December 31, 2020 and 2019, the Company received advances of $0 and $82,900 and repaid advances of $3,000 and $0, respectively. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand.

On December 15, 2020, $94,000 of advances were converted into 940,000 common shares of the Company at a conversion price of $0.10 per share. As a result of the conversion, the Company recorded a $32,900 loss on conversion of debt.

As of December 31, 2020 and 2019 the combined advances and notes payable totaled $235,900 and $332,900, respectively.

Note 6.Convertible Notes Payable and Derivative Liability

On April 25, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which amounts will be amortized over the life of the note. The loan bears interest at a rate of 9% and was due and payable on October 25, 2019 and became past due. If a default notice is received the interest rate will be 18%.  The unpaid principal is convertible into shares of the Company’s common stock at the conversion price of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $28,112 which was recorded as a discount on the note payable and a day one loss on the derivative liability of $9,362. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $6,250 which was recorded as a debt discount and will be amortized over the life of the note. On June 15, 2020, the Company converted the $30,000 note and $2,862 of accrued interest into 438,166 shares of common stock with a fair value of $32,862. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $0.

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which amount will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which amounts will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $30,000.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 55% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the year ended December 31, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 150,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. On November 20, 2020, the Company paid $33,463 in principal payments, $2,765 of accrued expense and $50,772 of additional interest expense on the note. As of December 31, 2020, the balance on the loan, net of unamortized discount of $12,000, was $8,000.

During the year ended December 31, 2020, the Company issued convertible notes in the principal amount of $164,000.  The notes are unsecured, bear interest at 8% per year, and are due and payable on February 15, 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $81,686 and recorded as a discount on the notes payable. In September 2020, $164,000 of unsecured convertible notes were converted into 656,000 shares of common stock at a conversion price of $0.25 per share. As of December 31, 2020, the balance on the loans, net of unamortized discount of $0, was $0.

During the year ended December 31, 2020, the Company issued convertible notes in the principal amount of $285,000.  The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from April through June 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $254,317, of which $10,317 was recorded as a day one loss on the derivative liability and an additional $244,000 was recorded as a discount on the convertible notes payable. As of December 31, 2020, the balance on the loans, net of unamortized discount of $160,412, was $124,588.

On August 6, 2020, the Company issued a note in the principal amount of $390,000 for payment of investor relations services. The investor relations services are for a period of one year and recorded as a prepaid asset with a balance of $260,000 as of December 31, 2020. The note does not bear interest, is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. As of December 31, 2020, the balance on the loan, net of unamortized discount of $94,691 was $295,309.

On November 17, 2020, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $3,500, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on November 17, 2021. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $130,303, of which $48,803 was recorded as a day one loss on the derivative liability and an additional $81,500 was recorded as a discount on the convertible notes payable As of December 31, 2020, the balance on the loan, net of unamortized discount of $74,753, was $10,247.

As of December 31, 2020, the total derivative liability on the above notes was adjusted to a fair value of $676,022. During the year ended December 31, 2020, $370,814 of the discount was amortized leaving an unamortized balance of $341,856. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12 - $0.55, volatility of 50% - 73% based on a comparable company peer group, expected term of 1.00 - 5.00 years, risk-free rate of 0.10% - 1.55% and a dividend yield of 0%.

Note 7.Equity

Common Stock

On March 16, 2020 the Company acquired all of the outstanding shares of Fourth Wave Energy, Inc. for 6,200,000 restricted shares of the Company’s common stock. At the time of acquisition, Fourth Wave Energy, Inc. had no assets, liabilities and no current or prior operations.  The fair value of the shares issues was $2,170,000 and recorded as share-based compensation.

During the year ended December 31, 2020, the Company issued 400,000 shares of common stock for cash proceeds of $100,000.

On October 28, 2020, the Company issued 2,000,000 shares of common stock upon the conversion of $20,000 in accrued management fees. See Note 4.

On December 1, 2020, the Company entered into a three month consulting agreement for investor relation services. Upon signing the agreement, the Company agrees to compensate the Consultant a monthly fee of $10,000 plus 400,000 shares of common stock. In December 2020, 400,000 shares of common stock were issued for services. The shares were valued at $0.23, the closing price of the Company’s stock on December 1, 2020.

During the year ended December 31, 2020, the Company issued 940,000 shares of common stock upon the conversion of debt $94,000 of principal. See Note 5.

During the year ended December 31, 2020, the Company issued 1,419,166 shares of common stock upon the conversion of debt $200,538 of principal and $5,862 of accrued interest. See Note 6.

Preferred Stock

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote.  The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year. On March 26, 2020, the Company issued 1,000 shares of its Series A preferred stock with a fair value of $744,455 to the Company’s CEO, J. Jacob Isaacs. The Company recognized this fair value as compensation during the year ended December 31, 2020.

Stock Warrants

On August 7, 2020, the Company issued 45,977 common stock warrants in conjunction with a convertible note. The warrants have a 5-year life and an exercise price of $0.87. The common stock warrants had a fair value of $6,249 which was recorded as a day one loss on the derivative liability. In September 2020, there was a partial conversion of debt at a conversion price of $0.035 as described in Note 5. Due to a reset provision in the warrant agreement, the exercise price reset to $0.035 and the corresponding warrants increased to 1,142,857.

The following table summarizes the stock warrant activity for the nine months ended December 31, 2020:

Weight-Average
	Warrants	Exercise Price Per Share
Outstanding, December 31, 2019	-
Granted due to reset provision	1,142,857	$ 0.035
Exercised	-
Forfeited	-
Expired	-
Outstanding, December 31, 2020	1,142,857	$ 0.035

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.135 - $0.40, Exercise price, $0.035 -$.087, Term 5 years, Volatility 58% - 63%, and Discount rate 0.23% - 0.36% and a dividend yield of 0%.

As of December 31, 2020, the outstanding stock warrants have a weighted average remaining term of 4.60 years and an intrinsic value of $114,286.

Note 8.Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2020	December 31, 2019

Deferred tax asset attributable to:
Net operating loss	$ 448,700	$ 193,200
Valuation allowance	(448,700)	(193,200)
Net deferred income tax assets	$ -	$ -

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2020	December 31, 2019
Benefit attributable to operating loss	$ 1,067,700	$ 121,600
Non-deductible	(812,200)	(63,000)
Valuation allowance	(255,500)	(58,600)
Provisions for income taxes	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2020, the Company has net operating loss carry forwards totaling approximately $2,137,000, which will be carried forward to future periods.

Note 10.Commitments and Contingencies

In connection with the acquisition of Fourth Wave Energy, Inc., the Company entered into consulting agreements with certain members of Fourth Wave.  The consulting agreements require the Company to pay $385,000 in consulting fees during the terms of the consulting agreements, all but one of which expired between May 31 and June 30, 2020.  One consulting agreement is for a twelve-month period and expires on March 31, 2021. As of December 31, 2020, the Company accrued $367,850 as expenses for these consulting agreements.

Note 11.  Subsequent Events

On January 15, 2021, the Company repaid $20,000 in principal, $882 in accrued interest and $12,118 additional interest expense on an unsecured convertible note payable.

On January 15, 2021, the Company converted a $10,000 promissory note into 100,000 shares of common stock at a conversion price of $0.10.

On January 28, 2021, the Company entered into a purchase agreement with an investor, Tysadco Partners LLC, (the “Investor”) providing for the purchase of up to $10,000,000 of the Company’s common stock (‘the Commitment Amount”) over a 24-month-term that commenced on January 28, 2021.  In February 2021, the Investor funded $204,000 to the Company. The Company issued the Investor 1,700,000 restricted common shares at an effective price of $0.12 per share, with no registration rights upon signing the agreement. The Company will issue the Investor an additional 500,000 restricted common shares for as consideration for providing the equity line.

In February 2021, 800,000 shares of common stock were issued for services rendered pursuant to a consulting agreement. See Note 7.

On February 3, 2021, the Company repaid $85,000 in principal, $1,453 in accrued interest and $21,590 additional interest expense on an unsecured convertible note payable.

On February 11, 2021, the Company repaid $30,000 in principal, $3,854 in accrued interest and $11,146 additional interest expense on an unsecured convertible note payable.

On February 16, 2021, the Company converted a $20,000 promissory note and $1,745 of accrued interest into 217,447 shares of common stock at a conversion price of $0.10.

On March 10, 2021, the Company transferred all of the rights to the GeoSolar Plus System (“GSP”) to GeoSolar Technologies, Inc. ("GST") in exchange for 10,000,000 shares of GST's common stock.

In connection with the acquisition of Fourth Wave, Inc. (“FWAV”), the Company entered into consulting agreements with certain founders of FWAV. The consulting agreements require the Company to collectively pay $385,000 in consulting fees during the terms of the consulting agreements. In 2021, the Company and the consultants agreed to the exchange of shares and release and assumption of liabilities. The consultants agreed to return 75% of their shares of the Company's common stock in exchange for shares of GeoSolar Technologies, Inc. ("GST"). The consultants will receive one share of GST for each four shares of the Company's common stock the consultants hold after the return of their shares of the Company's common stock. In exchange, the consultants agreed to release the Company from any liability for any consulting fees owed to the them by the Company. In 2021, 4,350,000 shares of the Company's common stock were returned to the Company and cancelled.

Subsequent to December 31, 2020, the Company borrowed $150,000 from unrelated third parties. The loans are unsecured, bear interest at 8% per year, and are due and payable in six months for agreement date. At the option of the lenders the loans may be converted into shares of the Company's common stock at a conversion price of $0.10 per share.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONCCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the ineffectiveness of our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020.

There were no changes in our internal controls that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NameAgePosition

J. Jacob Isaacs37Chief Executive, Financial and Accounting Officer and a Director

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Directors, to the extent required. Our Directors believe that the cost of associated with such committees, has not been justified under our current circumstances.  During the years ended December 31, 2020 and 2019 we did not compensate any person for serving as a director.

Executive Compensation

Name and principal position	Year	Salary ($) (1)	Total ($)
J. Jacobs Isaacs CEO, CFO and CAO	2020 2019	138,000 121,500	138,000 121,500

(1)In 2020, Mr. Isaacs was paid $214,000 and accrued $0. In 2019, Mr. Isaacs was paid $85,000 and accrued $36,500.

There have never been any grants of stock options to our officers or directors.

The following shows the amounts we expect to pay to our officer during the twelve months ended December 31, 2021 and the amount of time this person expects to devote to our business

   ProjectedPercent of time to be devoted

NameCompensation  to the Company’s Business

J. Jacob Isaacs$138,00080%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as March 31, 2021, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

       Percent of

NameShares OwnedOutstanding Shares

J. Jacob Isaacs5,698,00014.7%

All officers and directors

as a group (one person)5,698,00014.7%

Cheryl Hintzen

6725 S. Eastern Ave. #1

Las Vegas, NV 891192,450,0006.3%

On March 26, 2020, we issued 1,000 shares of our Series A preferred stock to Mr. Isaacs.  Each Series A Preferred Share entitles the holder to vote on all matters submitted to a vote of our shareholders or with respect to actions that may be taken by written consent.  The number of votes that the holder of each Series A preferred share is entitled to cast is determined by the following formula:

X  =     250%

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

ITEM 13.CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

See Note 4 to the December 31, 2020 financial statements included as part of report.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2020 and December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020 $	December 31, 2019 $
Audit Fees – MaloneBailey LLP	30,000	13,010
Audit Fees – LBB & Associates Ltd., LLP	-	9,500
Audit Related Fees
Tax Fees	-	-
All Other Fees	-	-
Total	30,000	22,510

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation
3.3	Bylaws (2)
10.2	Promissory Note dated June 4, 2019 in the principal amount of $55,000 payable to Tangiers Global, LLC (3)
10.4	Promissory Note dated November 14, 2019 in the principal amount of $85,000 payable to Green Coast Capital International SA (4).
10.5	Promissory Note dated August 6, 2020 in the principal amount of $390,000 payable to SRAX, Inc
10.6	Investment Agreement with Tysadco Partners, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form S-1 (File #333-207047).

(2)Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form S-1 (File #333-207047).

(3)Incorporated by reference to Exhibit 10.2 filed with the Company's registration statement on Form S-1 (File # 333-236023).

(4)Incorporated by reference to Exhibit 10.4 filed with the Company's registration statement on Form S-1 (File # 333-236023).

*   Filed with this report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2021.

FOURTH WAVE ENERGY, INC.
By:	/s/ J. Jacob Isaacs
J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2021	By:	/s/ J. Jacob Isaacs
J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer and a Director