Form 10-Q
period 2021-03-31
FOURTH WAVE ENERGY, INC.
filed 2021-05-14
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).              Yes ☐                    No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,023,776 shares of $0.001 par value common stock outstanding as of May 14, 2021.

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fourth Wave Energy, Inc.

Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$ 23,075	$ 25,786
Prepaid assets	176,313	264,667
Total current assets	199,388	290,453

Deposits	25,000	25,000

Total assets	$ 224,388	$ 315,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 285,043	$ 657,806
Accounts payable - related party	21,837	21,837
Notes payable	215,900	235,900
Convertible notes, net of unamortized discount of $317,106 and $341,856, respectively	637,894	608,144
Derivative liability	1,521,846	676,022

Total current liabilities	2,682,520	2,199,709

Total liabilities	2,682,520	2,199,709

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 200,000,000 shares authorized,
38,764,776 and 40,647,329 shares issued and outstanding, respectively	38,765	40,647
Additional paid in capital	5,264,382	4,379,732
Accumulated deficit	(7,761,280)	(6,304,636)
Total stockholders' deficit	(2,458,132)	(1,884,256)
Total liabilities and stockholders' deficit	$ 224,388	$ 315,453

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
Operating expenses:
General and administrative	$ 456,043	$ 3,203,521

Total operating expenses	(456,043)	(3,203,521)

Other expenses
Interest expense	(216,784)	(85,973)
Loss on settlement of debt	(76,107)	-
Change in fair value of derivative liability	(707,710)	(18,215)
Total other expense	(1,000,601)	(104,188)

Net loss	$ (1,456,644)	$ (3,307,709)

Net loss per common share:
Basic and diluted	$ (0.04)	$ (0.11)

Weighted average common shares outstanding:
Basic and diluted	40,919,803	30,321,496

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Changes in Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	1,000	$ 1	40,647,329	$ 40,647	$ 4,379,732	$ (6,304,636)	$ (1,884,256)

Stock based compensation	-	-	800,000	800	181,200	-	182,000

Common shares issued for conversion of liabilities	-	-	100,000	100	9,900	-	10,000

Common shares issued for settlement of debt and accrued interest	-	-	217,447	218	97,634	-	97,852

Common shares issued for cash	-	-	1,700,000	1,700	202,300	-	204,000

Returned common shares and liability extinguishment related to GeoSolar	-	-	(4,700,000)	(4,700)	384,550	-	379,850

Extinguishment of derivative liability due to conversion	-	-	-	-	9,066	-	9,066

Net loss	-	-	-	-	-	(1,456,644)	(1,456,644)

Balance, March 31, 2021	1,000	$ 1	38,764,776	$ 38,765	$ 5,264,382	$ (7,761,280)	$ (2,458,132)

Balance, December 31, 2019	-	$ -	29,288,163	$ 29,288	$ 348,680	$ (1,220,155)	$ (842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	-	2,914,455

Net loss	-	-	-	-	-	(3,307,709)	(3,307,709)

Balance, March 31, 2020	1,000	$ 1	35,488,163	$ 35,488	$ 3,256,934	$ (4,527,864)	$ (1,235,441)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,456,644)	$ (3,307,709)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	182,000	2,914,455
Amortization of debt discount	171,930	79,967
Loss on change in derivative liability	707,710	18,215
Loss on settlement of liabilities	76,107	-
Net change in:
Prepaid assets	88,354	2,676
Accounts payable and accrued expenses	8,832	140,588
Accounts payable - related party	-	(33,710)

CASH FLOWS USED IN OPERATING ACTIVITIES	(221,711)	(185,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	204,000	-
Proceeds from convertible notes	150,000	199,000
Payments on convertible notes	(135,000)	-
Payments on notes payable	-	(3,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	219,000	196,000

NET CHANGE IN CASH	(2,711)	10,482
Cash, beginning of period	25,786	1,691
Cash, end of period	$ 23,075	$ 12,173

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ -	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Debt discount created by derivative liability	$ 147,180	$ 116,686
Common shares issued for conversion of liabilities	$ 10,000	$ -
Common shares issued for settlement of debt and accrued interest	$ 21,745	$ -
Extinguishment of liability related to Geosolar	$ 379,850	$ -
Extinguishment of derivative liability due to conversion	$ 9,066	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Notes to the Financial Statements

March 31, 2021

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Fourth Wave Energy, Inc. (“we”, “our”, “Fourth Wave” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020, as reported in the Form 10-K of the Company, have been omitted.

On March 20, 2020, shareholders owning a majority of the Company's outstanding shares of common stock amended the Company's Articles of Incorporation to change the name of the Company from Pierre Corp. to Fourth Wave Energy, Inc.

In connection with the acquisition of Fourth Wave, Inc. (“FWAV”) in March 2020, the Company entered into consulting agreements with certain founders of FWAV. The consulting agreements require the Company to collectively pay $379,850 in consulting fees during the terms of the consulting agreements. In March 2021 the Company agreed to sell the FWAV technologies and business plan to GeoSolar Technologies, Inc. (“GST”) in exchange for 10,000,000 common shares of GST. In exchange, the consultants agreed to release the Company from any liability for any consulting fees owed to the them by the Company and return a portion of the common shares they held. During the three months ended March 31, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled.

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

Significant Accounting Policies

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and short-term notes approximate fair value due to the relatively short period to maturity for these instruments.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2021 and December 31, 2020:

Fair value measured at March 31, 2021
	Total carrying value at March 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$1,521,846	$-	$-	$1,521,846

Fair value measured at December 31, 2020
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$676,022	$-	$-	$676,022

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2021:

Fair value as of December 31, 2020	$ 676,022
Fair value on the date of issuance recorded as a debt discount	147,180
Fair value on the date of issuance recorded as a loss on derivatives	213,495
Extinguishment of liability to equity due to conversions	(9,066)
Extinguishment of liability to payoff of debt	(513,961)
Loss on change in fair value of derivatives	1,008,176
Fair value as of March 31, 2021	$ 1,521,846

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

Note 2.Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2021 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Fees earned during the period are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Prior period balance	$ 21,837	$ 104,623
Management fees	34,500	34,500
Management fee advances	7,060	355
Expenses paid on behalf of Company	1,600	1,529
Repayments	(43,160)	(70,094)
End of period balance	$ 21,837	$ 70,913

Note 4.  Notes Payable

Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021. On February 16, 2021, the Company settled the $20,000 promissory note and $1,745 of accrued interest and issued 217,447 shares of common stock as consideration for the debt settlement. As a result, the Company recognized a loss on settlement of debt of $76,107.

As of March 31, 2021 and December 31, 2020 the combined advances and notes payable totaled $215,900 and $235,900, respectively.

Note 5.Convertible Notes Payable and Derivative Liability

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $0, was $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. On February 11, 2021, the Company repaid $30,000 in principal, $3,854 in accrued interest and $11,146 additional interest expense on the convertible note payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the year ended December 31, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 125,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. On November 20, 2020, the Company paid $33,463 in principal payments, $2,765 of accrued expense and $50,772 of additional interest expense on the note. On January 15, 2021, the Company repaid $20,000 in principal, $882 in accrued interest and $12,118 additional interest expense on the convertible note payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

In 2020, the Company issued convertible notes in the principal amount of $285,000.  The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from April through June 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $254,317, of which $10,317 was recorded as a day one loss on the derivative liability and an additional $244,000 was recorded as a discount on the convertible notes payable. On January 15, 2021, the Company converted a $10,000 promissory note into 100,000 shares of common stock at a conversion price of $0.10. As of March 31, 2021, the balance on the loans, net of unamortized discount of $137,590, was $137,410.

On August 6, 2020, the Company issued a note in the principal amount of $390,000 for payment of investor relations services. The investor relations services are for a period of one year and recorded as a prepaid asset with a balance of $162,500 as of March 31, 2021. The note does not bear interest, is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. As of March 31, 2021, the balance on the loan, net of unamortized discount of $55,598 was $334,402.

On November 17, 2020, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $3,500, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on November 17, 2021. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $130,303, of which $48,803 was recorded as a day one loss on the derivative liability and an additional $81,500 was recorded as a discount on the convertible notes payable On February 3, 2021, the Company repaid $85,000 in principal, $1,453 in accrued interest and $21,590 additional interest expense on the convertible note payable. As of March 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

During the three months ended March 31, 2021, the Company issued convertible notes in the principal amount of $150,000.  The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from July through August 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $360,675, of which $213,495 was recorded as a day one loss on the derivative liability and an additional $147,180 was recorded as a discount on the convertible notes payable. As of March 31, 2021, the balance on the loans, net of unamortized discount of $123,918, was $26,082.

As of March 31, 2021, the total derivative liability on the above notes was adjusted to a fair value of $1,521,846. During the three months ended March 31, 2021, $171,930 of the discount was amortized leaving an unamortized balance of $317,106. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.188 - $0.48, volatility of 43.17% - 58.56% based on a comparable company peer group, expected term of 0.50 - 5.00 years, risk-free rate of 0.05% - 0.92% and a dividend yield of 0%.

Note 6.Equity

Common Stock

On January 28, 2021, the Company entered into a purchase agreement with an investor, Tysadco Partners LLC, (the “Investor”) providing for the purchase of up to $10,000,000 of the Company’s common stock (“the Equity Line”) over a 24-month-term that commenced on January 28, 2021.  In February 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 ($0.12 per share).  There are no registration rights with respect to these shares.

On December 1, 2020, the Company entered into a three month consulting agreement for investor relation services. Upon signing the agreement, the Company agrees to compensate the Consultant a monthly fee of $10,000 plus 400,000 shares of common stock. In December 2020, 400,000 shares of common stock were issued for services. The shares were valued at $0.23, the closing price of the Company’s stock on December 1, 2020. During the three months ended March 31, 2021, the Company issued the remaining 800,000 shares related to the agreement and recognized $182,000 of expense.

During the three months ended March 31, 2021, the Company issued 100,000 shares of common stock upon the conversion of a $10,000 promissory note. See Note 5.

On February 16, 2021, the Company settled a $20,000 promissory note and $1,745 of accrued interest and issued 217,447 shares of common stock as consideration for the debt settlement. See Note 4.

During the three months ended March 31, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled. See Note 1.

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

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2021:

Weight-Average
	Warrants	Exercise Price Per Share
Outstanding, December 31, 2020	1,142,857	$ 0.035
Granted due to reset provision	-
Exercised	-
Forfeited	-
Expired	-
Outstanding, March 31, 2021	1,142,857	$ 0.035

As of March 31, 2021, the outstanding stock warrants have a weighted average remaining term of 4.35 years and an intrinsic value of $325,714.

Note 7.Subsequent Events

On April 6, 2021, the Company converted $180,900 of promissory notes into 1,809,000 shares of common stock at a conversion price of $0.10.

On April 16, 2021, Tysadco Partners LLC purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 at a value of $0.12 per share. The Company issued Tysadco Partners LLC an additional 500,000 shares of its common stock to Tysadco as consideration for providing the Company with the Equity Line referred to in Note 6.  There are no registration rights with respect to these shares.

On May 13, 2021, the Company converted a $25,000 promissory note into 250,000 shares of common stock at a conversion price of $0.10.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Fourth Wave” or the “Company” refer to Fourth Wave, Inc.

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

Fourth Wave Energy

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc. (“FWI”) for 6,200,000 restricted shares of our common stock.

FWI has designed an energy system which is based on combining solar power and other energy efficient technologies into one fully integrated system.  The FWI energy system is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

In connection with this acquisition we entered into consulting agreements with certain founders of FWI.  The consulting agreements required us to collectively pay $379,500 in consulting fees during the terms of the consulting agreements, all but one of which expire between May 31 and June 30, 2020.  One consulting agreement was for a twelve month period and expired in March of 2021.

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

The acquisition of DeSol Power Tile is subject to a number of conditions, including the execution of a definitive agreement between the parties. As of this filing, the Company had not entered into a definitive agreement to acquire DeSol Power Tile LLC.

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

GST also assumed all liabilities of $379,850 associated with the consulting agreements previously signed by us.

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

Results of Operations for the three months ended March 31, 2021, compared to three months ended March 31, 2020.

During the three months ended March 31, 2021 general and administrative expenses were $456,043 compared to $3,203,521 in 2020. The $2,747,478 decrease is due to the decrease in stock based compensation during the three months ended March 31, 2021.

During the three months ended March 31, 2021 other expenses was $1,000,601 compared to $104,188 in 2020. The $896,413 increase in other expenses are the result of amortization of discounts, derivative liability expense, interest and loss on conversion of debt.

Net loss for the three months ended March 31, 2021 and 2020, was $1,456,644 and $3,307,709, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the three months ended March 31, 2021 and 2020 were:

	2021	2020

Cash used in operations	$(221,711)	$(185,518)
Payments on notes payable	$-	$(3,000)
Payments on convertible notes payable	$(135,000)	$-
Proceeds from convertible notes payable	$150,000	$199,000
Proceeds from sale of common stock	$204,000	$-

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that our company will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At March 31, 2021, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanex-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   May 14, 2021FOURTH WAVE ENERGY, INC.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer