Form 10-Q
period 2021-06-30
FOURTH WAVE ENERGY, INC.
filed 2021-08-13
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

x   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).              Yes ☐                    No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,460,140 shares of $0.001 par value common stock outstanding as of August 12, 2021.

ii

Fourth Wave Energy, Inc.

Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$ 147,683	$ 25,786
Prepaid assets	142,500	264,667
Total current assets	290,183	290,453

Deferred offering cost	123,545	-
Deposits	25,000	25,000

Total assets	$ 438,728	$ 315,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$ 307,843	$ 657,806
Accounts payable - related party	30,313	21,837
Notes payable	35,000	235,900
Convertible notes, net of unamortized discount of $61,765 and $341,856, respectively	541,985	608,144
Derivative liability	452,307	676,022

Total current liabilities	1,367,448	2,199,709

Total liabilities	1,367,448	2,199,709

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,0000,000 shares authorized,
Series A Preferred stock, $0.001 par value, 1,000 shares authorized
1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 200,000,000 shares authorized,
47,160,140 and 40,647,329 shares issued and outstanding, respectively	47,160	40,647
Additional paid in capital	7,094,179	4,379,732
Accumulated deficit	(8,070,060)	(6,304,636)
Total stockholders' deficit	(928,720)	(1,884,256)
Total liabilities and stockholders' deficit	$ 438,728	$ 315,453

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses:
General and administrative	$ 209,553	$ 334,173	$ 665,596	$ 3,537,694

Total operating expenses	(209,553)	(334,173)	(665,596)	(3,537,694)

Other income (expense)
Interest expense	(321,598)	(58,671)	(538,382)	(144,644)
Loss on settlement of debt	(289,440)	-	(365,547)	-
Change in fair value of derivative liability	511,811	(58,111)	(195,899)	(76,326)
Total other expense	(99,227)	(116,782)	(1,099,828)	(220,970)

Net loss	$ (308,780)	$ (450,955)	$ (1,765,424)	$ (3,758,664)

Net loss per common share:
Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.11)
Diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.11)

Weighted average common shares outstanding:
Basic	44,218,236	35,758,968	42,557,047	33,053,757
Diluted	50,641,560	35,758,968	42,557,047	33,053,757

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	1,000	$ 1	40,647,329	$ 40,647	$ 4,379,732	$ (6,304,636)	$(1,884,256)

Stock based compensation	-	-	800,000	800	181,200	-	182,000

Common shares issued for settlement of convertible note payable	-	-	100,000	100	9,900	-	10,000

Common shares issued for settlement of note payable and accrued interest	-	-	217,447	218	97,634	-	97,852

Common shares issued for cash	-	-	1,700,000	1,700	202,300	-	204,000

Returned common shares and liability extinguishment related to GeoSolar	-	-	(4,700,000)	(4,700)	384,550	-	379,850

Extinguishment of derivative liability due to conversion	-	-	-	-	9,066	-	9,066

Net loss	-	-	-	-	-	(1,456,644)	(1,456,644)

Balance, March 31, 2021	1,000	1	38,764,776	38,765	5,264,382	(7,761,280)	(2,458,132)

Common shares issued for cash	-	-	1,700,000	1,700	202,300	-	204,000

Common stock issued for deferred offering costs	-	-	500,000	500	123,045	-	123,545

Common shares issued for settlement of convertible notes payable	-	-	4,386,364	4,386	435,614	-	440,000

Common shares issued for settlement of note payable	-	-	1,809,000	1,809	468,531	-	470,340

Extinguishment of derivative liability due to conversion	-	-	-	-	600,307	-	600,307

Net loss	-	-	-	-	-	(308,780)	(308,780)

Balance, June 30, 2021	1,000	$ 1	47,160,140	$ 47,160	$ 7,094,179	$ (8,070,060)	$ (928,720)

Balance, December 31, 2019	-	$ -	29,288,163	$ 29,288	$ 348,680	$ (1,220,155)	$ (842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	-	2,914,455

Net loss	-	-	-	-	-	(3,307,709)	(3,307,709)

Balance, March 31, 2020	1,000	1	35,488,163	35,488	3,256,934	(4,527,864)	(1,235,441)

Sale of common stock	-	-	200,000	200	49,800	-	50,000

Common share issued for conversion of debt and accrued interest	-	-	438,166	438	32,424	-	32,862

Extinguishment of derivative liability due to conversion	-	-	-	-	166,080	-	166,080

Net loss	-	-	-	-	-	(450,955)	(450,955)

Balance, June 30, 2020	1,000	$ 1	36,126,329	$ 36,126	$ 3,505,238	$ (4,978,819)	$ (1,437,454)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,765,424)	$ (3,758,664)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	182,000	2,914,455
Amortization of debt discount	473,600	130,855
Loss on change in derivative liability	195,899	76,326
Loss on settlement of liabilities	365,547	-
Net change in:
Prepaid assets	122,167	12,142
Accounts payable and accrued expenses	31,632	387,810
Accounts payable - related party	8,476	(8,461)

CASH FLOWS USED IN OPERATING ACTIVITIES	(386,103)	(245,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	408,000	50,000
Proceeds from convertible notes	235,000	199,000
Payments on convertible notes	(135,000)	-
Payments on notes payable	-	(3,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	508,000	246,000

NET CHANGE IN CASH	121,897	463
Cash, beginning of period	25,786	1,691
Cash, end of period	$ 147,683	$ 2,154

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$ 51,043	$ -
Cash paid for income taxes	$ -	$ -

NON-CASH TRANSACTIONS
Debt discount created by derivative liability	$ 189,759	$ 116,686
Common shares issued for settlement of convertible notes payable and accrued interest	$ 450,000	$ 32,862
Common shares issued for settlement of notes payable and accrued interest	$ 202,645	$ -
Common stock issued for deferred offering costs	$ 128,800	$ -
Deferred offering costs offset against additional paid in capital	$ 5,255	$ -
Extinguishment of liability related to Geosolar	$ 379,850	$ -
Extinguishment of derivative liability due to conversion	$ 609,373	$ 166,080

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Notes to the Financial Statements

June 30, 2021

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

In connection with the acquisition of Fourth Wave, Inc. (“FWAV”) in March 2020, the Company entered into consulting agreements with certain founders of FWAV. The consulting agreements require the Company to collectively pay $379,850 in consulting fees during the terms of the consulting agreements. In March 2021 the Company agreed to sell the FWAV technologies and its business plan to GeoSolar Technologies, Inc. (“GST”) in exchange for 10,000,000 common shares of GST. As a part of this transaction, the consultants agreed to release the Company from any liability for any consulting fees owed to them by the Company and return a portion of the common shares they held. During the six months ended June 30, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2021 and December 31, 2020:

Fair value measured at June 30, 2021
	Total carrying value at June 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$452,307	$-	$-	$452,307

Fair value measured at December 31, 2020
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)

Liabilities:
Derivative liabilities	$676,022	$-	$-	$676,022

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2021:

Fair value as of December 31, 2020	$ 676,022
Fair value on the date of issuance recorded as a debt discount	189,759
Extinguishment of liability to equity due to conversions	(609,373)
Loss on change in fair value of derivatives	195,899
Fair value as of June 30, 2021	$ 452,307

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible notes that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional noncash interest expense over the expected life of the convertible notes.

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

Note 2.Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2021 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3.Basic and Diluted Loss per Share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury-stock method, and convertible notes payable, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended June 30, 2021, there were 6,423,324 shares issuable from convertible notes payable which were considered for their dilutive effect and 1,142,857 warrants which were considered for their dilutive effect but were concluded to be anti-dilutive. For the six months ended June 30, 2021, there were 6,423,324 shares issuable from convertible notes payable and 1,142,857 warrants which were considered for their dilutive effects but were concluded to be anti-dilutive. For the three and six months ended June 30, 2020, there were 2,867,387 shares issuable from a convertible credit line payable which were considered for their dilutive effect but were concluded to be anti-dilutive.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Basic net loss	$ (308,780)	$ (450,955)	$ (1,765,424)	$ (3,758,664)
Add back: Gain on change in fair value of derivative liabilities	(511,811)	-	-	-
Add back: Interest expense	43,411	-	-	-
Diluted net loss	$ (777,180)	$ (450,955)	$ (1,765,424)	$ (3,758,664)

Basic and dilutive shares:
Weighted average basic shares outstanding	44,218,236	35,758,968	42,557,047	33,053,757
Shares issuable from convertible notes payable	6,423,324	-	-	-
Dilutive shares	50,641,560	35,758,968	42,557,047	33,053,757

Loss per share:
Basic	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.11)
Diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.11)

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

Fees earned during the period are as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020

Prior period balance	$ 21,837	$ 104,623
Management fees	69,000	69,000
Cash advances	-	9,105
Expenses paid on behalf of Company	1,600	4,229
Repayments	(62,124)	(90,795)
End of period balance	$ 30,313	$ 96,162

On April 1, 2021, the Company entered into a services agreement with Axiom Group, which is owned by the President of the Company. The services agreement includes investor relation services for a term of eighteen months for compensation of $90,000. During the six months ended June 30, 2021, the Company prepaid the $90,000 services agreement and will amortize the prepayment over the term on the agreement. As of June 30, 2021, $75,000 of the services agreement is reflected in prepaid expenses.

Note 5.  Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021. On February 16, 2021, the Company settled the $20,000 promissory note and $1,745 of accrued interest and issued 217,447 shares of common stock as consideration for the debt settlement. On April 16, 2021, the Company converted $180,900 of promissory notes into 1,809,000 shares of common stock at a conversion price of $0.10 as consideration for the debt settlement. As a result, the Company recognized a loss on settlement of debt of $365,547. As of June 30, 2021 and December 31, 2020 the combined advances and notes payable totaled $35,000 and $235,900, respectively.

Note 6.Convertible Notes Payable and Derivative Liability

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. On June 1, 2021, $15,000 of the unsecured convertible note principal was converted into 136,364 shares of common stock at $0.11 per share. As of June 30, 2021, the balance on the loan, net of unamortized discount of $0, was $40,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. On February 11, 2021, the Company repaid $30,000 in principal, $3,854 in accrued interest and $11,146 additional interest expense on the convertible note payable. As of June 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of June 30, 2021, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the year ended December 31, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 125,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. On November 20, 2020, the Company paid $33,463 in principal payments, $2,765 of accrued expense and $50,772 of additional interest expense on the note. On January 15, 2021, the Company repaid $20,000 in principal, $882 in accrued interest and $12,118 additional interest expense on the convertible note payable. As of June 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

In 2020, the Company issued convertible notes in the principal amount of $285,000.  The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from April through June 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $254,317, of which $10,317 was recorded as a day one loss on the derivative liability and an additional $244,000 was recorded as a discount on the convertible notes payable. On January 15, 2021, the Company converted a $10,000 promissory note into 100,000 shares of common stock at a conversion price of $0.10. In May 2021, the Company converted $275,000 of promissory notes into

2,750,000 shares of common stock at a conversion price of $0.10. As of June 30, 2021, the balance on the loans, net of unamortized discount of $0, was $0.

On August 6, 2020, the Company issued a note in the principal amount of $390,000 for payment of investor relations services. The investor relations services are for a period of one year and recorded as a prepaid asset with a balance of $65,000 as of June 30, 2021. The note does not bear interest, is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. As of June 30, 2021, the balance on the loan, net of unamortized discount of $16,071 was $373,929.

On November 17, 2020, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $3,500, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on November 17, 2021. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $130,303, of which $48,803 was recorded as a day one loss on the derivative liability and an additional $81,500 was recorded as a discount on the convertible notes payable On February 3, 2021, the Company repaid $85,000 in principal, $1,453 in accrued interest and $21,590 additional interest expense on the convertible note payable. As of June 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On June 25, 2021, the Company entered into a debt agreement to borrow $88,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on June 25, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $42,579.  As of June 30, 2021, the balance on the loan, net of unamortized discount of $45,694, was $43,056.

During the six months ended June 30, 2021, the Company issued convertible notes in the principal amount of $150,000.  The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from July through August 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock.  The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $360,675, of which $213,495 was recorded as a day one loss on the derivative liability and an additional $147,180 was recorded as a discount on the convertible notes payable. On May 18, 2021, the Company converted $150,000 of promissory notes into 1,500,000 shares of common stock at a conversion price of $0.10. As of June 30, 2021, the balance on the loans, net of unamortized discount of $0, was $0.

As of June 30, 2021, the total derivative liability on the above notes was adjusted to a fair value of $452,307. During the six months ended June 30, 2021, $473,600 of the discount was amortized leaving an unamortized balance of $61,765. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.165 - $0.48, volatility of 43.17% - 58.56% based on a comparable company peer group, expected term of 0.50 - 4.00 years, risk-free rate of 0.03% - 0.92% and a dividend yield of 0%.

Note 7.Equity

Common Stock

On January 28, 2021, the Company entered into a purchase agreement with an investor, Tysadco Partners LLC, (the “Investor”) providing for the purchase of up to $10,000,000 of the Company’s common stock (“the Equity Line”) over a 24-month-term that commenced on January 28, 2021.  In February 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 ($0.12 per share).  There are no registration rights with respect to these shares. On April 16, 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 at a value of $0.12 per share. As consideration for entering into the purchase agreement, the Company issued 500,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $128,800 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the six months ended June 30, 2021, $5,255 of deferred offering cost were charged against paid-in capital. As of June 30, 2021, unamortized deferred offering costs totaled $123,545.

On December 1, 2020, the Company entered into a three month consulting agreement for investor relation services. Upon signing the agreement, the Company agrees to compensate the Consultant with a monthly fee of $10,000 plus 400,000 shares of common stock. In December 2020, 400,000 shares of common stock were issued for services. The shares were valued at $0.23, the closing price of the Company’s stock on December 1, 2020. During the six months ended June 30, 2021, the Company issued the remaining 800,000 shares related to the agreement and recognized $182,000 of expense.

During the six months ended June 30, 2021, the Company issued 4,486,364 shares of common stock upon the settlement of convertible notes of a $450,000 promissory note. See Note 6.

During the six months ended June 30, 2021, the Company settled notes payable of $200,900 and accrued interest of $1,745 by issuing 2,026,447 shares of common stock as consideration for the debt settlement. See Note 5.

During the six months ended June 30, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled. See Note 1.

Preferred Stock

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote.  The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 3l, 2020 at the rate of $0.10 per share per year. The Company's Chief Executive Officer is the holder of all Series A Preferred shares.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2021:

		Weight-Average
	Warrants	Exercise Price Per Share
Outstanding, December 31, 2020	1,142,857	$ 0.035
Exercised	-
Forfeited	-
Expired	-
Outstanding, June 30, 2021	1,142,857	$ 0.035

As of June 30, 2021, the outstanding stock warrants have a weighted average remaining term of 4.10 years and an intrinsic value of $148,571.

Note 8.Subsequent Events

On July 2, 2021, the Company repaid $40,000 in principal, $11,310 in accrued interest and $28,690 additional interest expense on an unsecured convertible note payable.

On July 21, 2021, the Company entered into a convertible debt agreement to borrow $58,750. The unsecured convertible note has an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on July 21, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion.

On July 24, 2021, the Company entered into a six month consulting agreement to assist the Company in business development and operations. Upon signing the agreement, the Company agreed to compensate the Consultant with 300,000 restricted shares of the Company’s common stock.

On August 3, 2021, the Company repaid $85,000 in principal, $13,162 in accrued interest and $1,838 additional interest expense on an unsecured convertible note payable.

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

Spin-Off

We plan to concentrate on the sale of solar panel roofs and no longer plans to pursue the GSP System. As a result, on March 10, 2021, we transferred all of the rights to the GeoSolar Plus System (“GSP”) to GeoSolar Technologies, Inc.  (“GST”) in exchange for 10,000,000 shares of GST's common stock. We plan to distribute ("Spin-Off") these shares to our shareholders on the basis of one share of GST's common stock for each four shares held by each of our shareholders.

GST also assumed all liabilities of $379,850 associated with the consulting agreements previously signed by us.

The Spin-Off is subject to the effectiveness of a registration statement that GST filed with the Securities and Exchange Commission. The date for determining which of our shareholders will receive shares of GST in the Spin-Off (the "Record Date") will be determined shortly before the effective date of GST's registration statement.

Results of Operations for the three months ended June 30, 2021, compared to three months ended June 30, 2020.

During the three months ended June 30, 2021 general and administrative expenses were $209,553 compared to $334,173 in 2020. The $124,620 decrease was the result of reduced consulting, advertising and professional fees during the three months ended June 30, 2021.

During the three months ended June 30, 2021 other expenses were $99,227 compared to $116,782 in 2020. The $17,555 decrease in other expenses are the result of increases in amortization of discounts, interest and loss on conversion of debt which were offset with a gain on change in fair value of derivative liability.

Net loss for the three months ended June 30, 2021 and 2020, was $308,780 and $450,955, respectively.

Results of Operations for the six months ended June 30, 2021, compared to six months ended June 30, 2020.

During the six months ended June 30, 2021 general and administrative expenses were $665,596 compared to $3,537,694 in 2020. The $2,872,098 decrease was mainly due to the decrease in stock-based compensation during the six months ended June 30, 2021.

During the six months ended June 30, 2021 other expenses were $1,099,828 compared to $220,970 in 2020. The $878,858 increase in other expenses was the result of increase amortization of discounts, derivative liability expense, interest and loss on conversion of debt.

Net loss for the six months ended June 30, 2021 and 2020, was $1,765,424 and $3,758,664, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the six months ended June 30, 2021 and 2020 were:

	2021	2020

Cash used in operations	$(386,103)	$(245,537)
Payments on notes payable	$-	$(3,000)
Payments on convertible notes payable	$(135,000)	$-
Proceeds from convertible notes payable	$235,000	$199,000
Proceeds from sale of common stock	$408,000	$50,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At June 30, 2021, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

There is no assurance that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business

Critical Accounting Policies and Estimates

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

Level 1:inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   August 12, 2021FOURTH WAVE ENERGY, INC.

By: /s/ J. Jacob Isaacs

J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer