Form 10-Q
period 2021-09-30
FOURTH WAVE ENERGY, INC.
filed 2021-11-22
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

(408) 213-8874

Registrant’s telephone number, including area code

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,710,140 shares of $0.001 par value common stock outstanding as of November 12, 2021.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Fourth Wave Energy, Inc.

Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$113,555	$25,786
Prepaid assets	66,250	264,667
Note receivable	750,000	–
Total current assets	929,805	290,453

Deferred offering cost	123,545	–
Deposits	25,000	25,000

Total assets	$1,078,350	$315,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$319,592	$657,806
Accounts payable - related party	3,011	21,837
Notes payable	35,000	235,900
Convertible notes, net of unamortized discount of $350,258 and $341,856, respectively	1,135,992	608,144
Derivative liability	813,490	676,022

Total current liabilities	2,307,085	2,199,709

Total liabilities	2,307,085	2,199,709

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A Preferred stock, $0.001 par value, 1,000 shares authorized 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 200,000,000 shares authorized, 47,710,140 and 40,647,329 shares issued and outstanding, respectively	47,710	40,647
Additional paid in capital	7,190,579	4,379,732
Accumulated deficit	(8,467,025)	(6,304,636)
Total stockholders' deficit	(1,228,735)	(1,884,256)
Total liabilities and stockholders' deficit	$1,078,350	$315,453

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating expenses:
General and administrative	$190,303	$212,689	$855,899	$3,750,383

Total operating expenses	(190,303)	(212,689)	(855,899)	(3,750,383)

Other income (expense)
Interest expense	(60,340)	(103,587)	(598,722)	(248,231)
Loss on settlement of debt	–	–	(365,547)	–
Change in fair value of derivative liability	(146,322)	(309,671)	(342,221)	(385,997)
Total other expense	(206,662)	(413,258)	(1,306,490)	(634,228)

Net loss	$(396,965)	$(625,947)	$(2,162,389)	$(4,384,611)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.05)	$(0.13)
Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.13)

Weighted average common shares outstanding:
Basic	47,318,382	36,478,230	44,166,917	34,206,503
Diluted	47,318,382	36,478,230	44,166,917	34,206,503

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	1,000	$1	40,647,329	$40,647	$4,379,732	$(6,304,636)	$(1,884,256)

Stock based compensation	–	–	800,000	800	181,200	–	182,000
Common shares issued for settlement of convertible note payable	–	–	100,000	100	9,900	–	10,000
Common shares issued for settlement of note payable and accrued interest	–	–	217,447	218	97,634	–	97,852
Common shares issued for cash	–	–	1,700,000	1,700	202,300	–	204,000
Returned common shares and liability extinguishment related to GeoSolar	–	–	(4,700,000)	(4,700)	384,550	–	379,850
Extinguishment of derivative liability due to conversion	–	–	–	–	9,066	–	9,066
Net loss	–	–	–	–	–	(1,456,644)	(1,456,644)
Balance, March 31, 2021	1,000	1	38,764,776	38,765	5,264,382	(7,761,280)	(2,458,132)

Common shares issued for cash	–	–	1,700,000	1,700	202,300	–	204,000
Common stock issued for deferred offering costs	–	–	500,000	500	123,045	–	123,545
Common shares issued for settlement of convertible notes payable	–	–	4,386,364	4,386	435,614	–	440,000
Common shares issued for settlement of note payable	–	–	1,809,000	1,809	468,531	–	470,340
Extinguishment of derivative liability due to conversion	–	–	–	–	600,307	–	600,307
Net loss	–	–	–	–	–	(308,780)	(308,780)
Balance, June 30, 2021	1,000	1	47,160,140	47,160	7,094,179	(8,070,060)	(928,720)

Stock based compensation	–	–	300,000	300	17,900	–	18,200
Common shares issued with convertible notes payable	–	–	250,000	250	78,500	–	78,750
Net loss	–	–	–	–	–	(396,965)	(396,965)
Balance, September 30, 2021	1,000	$1	47,710,140	$47,710	$7,190,579	$(8,467,025)	$(1,228,735)

Balance, December 31, 2019	–	$–	29,288,163	$29,288	$348,680	$(1,220,155)	$(842,187)

Stock based compensation	1,000	1	6,200,000	6,200	2,908,254	–	2,914,455
Net loss	–	–	–	–	–	(3,307,709)	(3,307,709)
Balance, March 31, 2020	1,000	1	35,488,163	35,488	3,256,934	(4,527,864)	(1,235,441)

Sale of common stock	–	–	200,000	200	49,800	–	50,000
Common share issued for conversion of debt and accrued interest	–	–	438,166	438	32,424	–	32,862
Extinguishment of derivative liability due to conversion	–	–	–	–	166,080	–	166,080
Net loss	–	–	–	–	–	(450,955)	(450,955)
Balance, June 30, 2020	1,000	1	36,126,329	36,126	3,505,238	(4,978,819)	(1,437,454)

Sale of common stock	–	–	200,000	200	49,800	–	50,000
Common share issued for conversion of debt	–	–	981,000	981	172,557	–	173,538
Extinguishment of derivative liability due to conversion	–	–	–	–	56,577	–	56,577
Net loss	–	–	–	–	–	(625,947)	(625,947)
Balance, September 30, 2020	1,000	$1	37,307,329	$37,307	$3,784,172	$(5,604,766)	$(1,783,286)

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,162,389)	$(4,384,611)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	200,200	2,914,455
Amortization of debt discount	499,218	219,483
Loss on change in derivative liability	342,221	385,997
Loss on settlement of liabilities	365,547	–
Net change in:
Prepaid assets	198,417	52,010
Accounts payable and accrued expenses	43,381	503,049
Accounts payable - related party	(18,826)	(4,486)

CASH FLOWS USED IN OPERATING ACTIVITIES	(532,231)	(314,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	(750,000)	–

CASH FLOWS USED IN INVESTING ACTIVITIES	(750,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	408,000	100,000
Proceeds from convertible notes	1,137,000	214,850
Payments on convertible notes	(175,000)	–
Proceeds from notes payable	–	10,000
Payments on notes payable	–	(3,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,370,000	321,850

NET CHANGE IN CASH	87,769	7,747
Cash, beginning of period	25,786	1,691
Cash, end of period	$113,555	$9,438

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$91,043	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Debt discount created by derivative liability	$404,620	$291,078
Common shares issued for settlement of convertible notes payable and accrued interest	$450,000	$206,400
Common shares issued for settlement of notes payable and accrued interest	$202,645	$–
Common stock issued for deferred offering costs	$128,800	$–
Deferred offering costs offset against additional paid in capital	$5,255	$–
Extinguishment of liability related to Geosolar	$379,850	$–
Extinguishment of derivative liability due to conversion	$609,373	$222,657
Prepaid expenses financed with convertible notes payable	$–	$390,000
Common stock issued with convertible debt	$78,750	$–

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Notes to the Financial Statements

September 30, 2021

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

In connection with the acquisition of Fourth Wave, Inc. (“FWAV”) in March 2020, the Company entered into consulting agreements with certain founders of FWAV. The consulting agreements require the Company to collectively pay $379,850 in consulting fees during the terms of the consulting agreements. In March 2021 the Company agreed to sell the FWAV technologies and its business plan to GeoSolar Technologies, Inc. (“GST”) in exchange for 10,000,000 common shares of GST. As a part of this transaction, the consultants agreed to release the Company from any liability for any consulting fees owed to them by the Company and return a portion of the common shares they held. During the nine months ended September 30, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2021 and December 31, 2020:

Fair value measured at September 30, 2021
	Total carrying value at September 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$813,490	$–	$–	$813,490

Fair value measured at December 31, 2020
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$676,022	$–	$–	$676,022

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2021:

Fair value as of December 31, 2020	$676,022
Fair value on the date of issuance recorded as a debt discount	404,620
Extinguishment of liability to equity due to conversions	(609,373)
Loss on change in fair value of derivatives	342,221
Fair value as of September 30, 2021	$813,490

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on its financial statements.

Note 2. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2021 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3. Note Receivable

On August 20, 2021 the Company entered into a Letter of Intent with EdgeMode, Inc. (“EdgeMode”). Pursuant to the Letter of Intent, the Company will, at the closing, acquire all of the issued and outstanding shares of EdgeMode for that number of shares of the Company's common stock which, at closing, will represent 80% of the Company's outstanding shares of common stock. The Letter of Intent with EdgeMode is non-binding and may be terminated by either party. EdgeMode is a high performance computing infrastructure management platform. EdgeMode deploys Bitcoin mining data center containers fully-integrated into the locations of its energy asset partners. The acquisition of EdgeMode is subject to a number of conditions, including the execution of a definitive agreement between the parties. On September 30, 2021, the Company loaned EdgeMode $750,000 to assist in securing hosting facilities. The note bears interest at 16% per annum and is due and payable on March 31, 2022.

Note 4. Related Party Transactions

Effective April 30, 2019, the Company agreed to increase the compensation to the President of the Company to $11,500 per month for management services if funds are available or to accrue such amount if funds are not available. The agreement is verbal and can be cancelled at any time. In addition, the President of the Company advances cash to fund operations and periodically pays expenses on behalf of the Company subject to reimbursement.

Fees earned during the period are as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Prior period balance	$21,837	$104,623
Management fees	103,500	103,500
Cash advances	–	9,105
Expenses paid on behalf of Company	2,237	4,229
Repayments	(124,563)	(121,320)
End of period balance	$3,011	$100,137

On April 1, 2021, the Company entered into a services agreement with Axiom Group, which is owned by the President of the Company. The services agreement includes investor relation services for a term of eighteen months for compensation of $90,000. During the nine months ended September 30, 2021, the Company prepaid the $90,000 services agreement and will amortize the prepayment over the term on the agreement. As of September 30, 2021, $60,000 of the services agreement is reflected in prepaid expenses.

Note 5. Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021. On February 16, 2021, the Company settled the $20,000 promissory note and $1,745 of accrued interest and issued 217,447 shares of common stock as consideration for the debt settlement. On April 16, 2021, the Company converted $180,900 of promissory notes into 1,809,000 shares of common stock at a conversion price of $0.10. As a result, the Company recognized a loss on settlement of debt of $365,547. As of September 30, 2021 and December 31, 2020 the combined advances and notes payable totaled $35,000 and $235,900, respectively.

Note 6. Convertible Notes Payable and Derivative Liability

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. On June 1, 2021, $15,000 of the unsecured convertible note principal was converted into 136,364 shares of common stock at $0.11 per share. On July 2, 2021, the Company repaid $40,000 in principal, $11,310 in accrued interest and $28,690 additional interest expense on the convertible note payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. On February 11, 2021, the Company repaid $30,000 in principal, $3,854 in accrued interest and $11,146 additional interest expense on the convertible note payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the year ended December 31, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 125,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. On November 20, 2020, the Company paid $33,463 in principal payments, $2,765 of accrued expense and $50,772 of additional interest expense on the note. On January 15, 2021, the Company repaid $20,000 in principal, $882 in accrued interest and $12,118 additional interest expense on the convertible note payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

In 2020, the Company issued convertible notes in the principal amount of $285,000. The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from April through June 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $254,317, of which $10,317 was recorded as a day one loss on the derivative liability and an additional $244,000 was recorded as a discount on the convertible notes payable. On January 15, 2021, the Company converted a $10,000 promissory note into 100,000 shares of common stock at a conversion price of $0.10. In May 2021, the Company converted $275,000 of promissory notes into 2,750,000 shares of common stock at a conversion price of $0.10. As of September 30, 2021, the balance on the loans, net of unamortized discount of $0, was $0.

On August 6, 2020, the Company issued a note in the principal amount of $390,000 for payment of investor relations services. The note does not bear interest, is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0 was $390,000.

On November 17, 2020, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $3,500, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on November 17, 2021. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $130,303, of which $48,803 was recorded as a day one loss on the derivative liability and an additional $81,500 was recorded as a discount on the convertible notes payable On February 3, 2021, the Company repaid $85,000 in principal, $1,453 in accrued interest and $21,590 additional interest expense on the convertible note payable. As of September 30, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On June 25, 2021, the Company entered into a debt agreement to borrow $88,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on June 25, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. As of September 30, 2021, the balance on the loan, net of unamortized discount of $2,753, was $85,997.

On July 21, 2021, the Company entered into a debt agreement to borrow $58,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on July 21, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. As of September 30, 2021, the balance on the loan, net of unamortized discount of $3,021, was $55,729.

On September 17, 2021, the Company entered into a debt agreement to borrow $150,000. The unsecured note bears interest at a rate of 8% and is due and payable on September 17, 2022. Following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.25. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $54,188, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. In addition, the note holder was issued 300,000 common stock warrants with a fair value of $7,378 which was recorded as a day one loss on the derivative liability. The warrants have an exercise price of $0.50 and expire five years following issuance. As of September 30, 2021, the balance on the loan, net of unamortized discount of $52,279, was $97,721.

On September 21, 2021, the Company entered into a debt agreement to borrow $110,000. The unsecured note had an original issuance discount of $13,000, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on September 21, 2022. Following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.25. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $57,628, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. In addition, the note holder was issued 220,000 common stock warrants with a fair value of $6,391 which was recorded as a day one loss on the derivative liability. The warrants have an exercise price of $0.50 and expire five years following issuance. As of September 30, 2021, the balance on the loan, net of unamortized discount of $56,207, was $53,793.

On September 28, 2021, the Company entered into a debt agreement to borrow $500,000. The secured note bears interest at a rate of 1.67% per month and is due and payable on December 30, 2021. The note is secured by the 1,000 issued and outstanding shares of the Company’s Series A Preferred Stock. The unpaid principal is convertible into shares of the Company’s common stock at the fixed conversion price of $0.25. The note holder was issued 250,000 shares of common stock with a fair value of $78,750 which was recorded as debt discount. Due to the other variable convertible notes, the fixed convertible note is treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $158,623 was recorded as a day one loss on the derivative liability and will be amortized over the life of the note. As of September 30, 2021, the balance on the loan, net of unamortized discount of $232,269, was $267,731.

On September 28, 2021, the Company entered into a debt agreement to borrow $103,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on September 28, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. As of September 30, 2021, the balance on the loan, net of unamortized discount of $3,729, was $100,021.

During the nine months ended September 30, 2021, the Company issued other convertible notes in the principal amount of $150,000. The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from July through August 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $360,675, of which $213,495 was recorded as a day one loss on the derivative liability and an additional $147,180 was recorded as a discount on the convertible notes payable. On May 18, 2021, the Company converted $150,000 of promissory notes into 1,500,000 shares of common stock at a conversion price of $0.10. As of September 30, 2021, the balance on the loans, net of unamortized discount of $0, was $0.

As of September 30, 2021, the total derivative liability on the above notes was adjusted to a fair value of $813,490. During the nine months ended September 30, 2021, $499,218 of the discount was amortized leaving an unamortized balance of $350,258. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.16 - $0.48, volatility of 42.59% - 58.56% based on a comparable company peer group, expected term of 0.50 - 5.00 years, risk-free rate of 0.03% - 0.95% and a dividend yield of 0%.

Note 7. Equity

Common Stock

On January 28, 2021, the Company entered into a purchase agreement with an investor, Tysadco Partners LLC, (the “Investor”) providing for the purchase of up to $10,000,000 of the Company’s common stock (“the Equity Line”) over a 24-month-term that commenced on January 28, 2021. In February 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 ($0.12 per share). There are no registration rights with respect to these shares. On April 16, 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 at a value of $0.12 per share. As consideration for entering into the purchase agreement, the Company issued 500,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $128,800 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the nine months ended September 30, 2021, $5,255 of deferred offering cost were charged against paid-in capital. As of September 30, 2021, unamortized deferred offering costs totaled $123,545.

On July 24, 2021, the Company entered into a six month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 300,000 shares of common stock. On August 13, 2021, 300,000 shares of common stock were issued for services. The shares were valued at $0.18, the closing price of the Company’s stock on date of issuance. During the nine months ended September 30, 2021, the Company recognized $18,200 of expense and will recognize the remaining expense over the service period of the consulting agreement.

On December 1, 2020, the Company entered into a three month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant a monthly fee of $10,000 plus 400,000 shares of common stock. In December 2020, 400,000 shares of common stock were issued for services. The shares were valued at $0.23, the closing price of the Company’s stock on December 1, 2020. During the nine months ended September 30, 2021, the Company issued the remaining 800,000 shares related to the agreement and recognized $182,000 of expense.

On September 30, 2021, the Company issued 250,000 shares of common stock with a convertible note payable. See Note 6.

During the nine months ended September 30, 2021, the Company issued 4,486,364 shares of common stock, upon settlement of convertible notes in the principal amount of $450,000. See Note 6.

During the nine months ended September 30, 2021, the Company settled notes payable of $200,900 and accrued interest of $1,745 by issuing 2,026,447 shares of common stock as consideration for the debt settlement. See Note 5.

During the nine months ended September 30, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled. See Note 1.

Preferred Stock

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote. The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 31, 2020 at the rate of $0.10 per share per year. The Company's Chief Executive Officer is the holder of all Series A Preferred shares.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2021:

	Warrants	Weight-Average Exercise Price Per Share
Outstanding, December 31, 2020	1,142,857	$0.035
Granted	520,000	$0.50
Exercised	–
Forfeited	–
Expired	–
Outstanding, September 30, 2021	1,662,857	$0.18

As of September 30, 2021, the outstanding stock warrants have a weighted average remaining term of 4.20 years and an intrinsic value of $302,857.

Note 8. Subsequent Events

Subsequent to September 30, 2021 and through and including November 17,2021, the Company borrowed an aggregate of $1,500,000 from a number of unrelated parties. The loans are unsecured, bear interest at 8% per year, and are due and payable at various dates in October and November 2022. At the option of the lenders, the loans may be converted into shares of the Company's common stock at a conversion price of $0.25 per share. In conjunction with the issuance of such convertible notes, an aggregate of 3,000,000 warrants were issued to the lenders. The warrants have a five year term and an exercise price of $0.50 per share. Of the $1,500,000 in convertible notes, the Company has received $355,000 in cash proceeds. The remainder of the funds remain in an escrow account and will be released upon execution of a definitive merger agreement with EdgeMode, Inc. on or prior to December 31,2021.

In furtherance of the proposed merger with EdgeMode, Inc., the Company has executed or is in the process of executing waivers with each of the persons that has outstanding notes with the Company wherein they have waived or will waive any and all defaults under their respective notes if a definitive merger agreement is executed with EdgeMode, Inc. on or prior to December 31,2021 and such merger closes on or before January 31,2022. In addition, subject to the Company meeting the above deadlines, the vast majority of the noteholders have or will be executing note conversion agreements with the Company wherein they have agreed or will agree to convert the principal and interest due on their notes in conjunction with the closing of the merger. Any persons not executing a conversion agreement will have their notes prepaid by the Company in conjunction with the closing under the merger agreement.

On October 21, 2021, the Company loaned EdgeMode $100,000. The loan bears interest at 16% per annum and is due and payable on April 21, 2022.

On November 3, 2021, the Company repaid $88,750 in principal, $2,548 in accrued interest and $28,874 additional interest expense on an unsecured convertible note payable.

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

Fourth Wave Energy/ Spin-Off

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc. (“FWI”) for 6,200,000 restricted shares of our common stock.

FWI has designed an energy system which is based on combining solar power and other energy efficient technologies into one fully integrated system (the "GSP System"). The GSP System is designed to significantly reduce energy consumption and associated carbon emissions in residences and commercial buildings.

In connection with this acquisition, we entered into consulting agreements with certain founders of FWI. The consulting agreements required us to collectively pay $379,500 in consulting fees during the terms of the consulting agreements, all but one of which expired between May 31 and June 30, 2020. One consulting agreement was for a twelve month period and expired in March of 2021.

We no longer plan to pursue the GSP System. As a result, on March 10, 2021, we transferred all of the rights to the GSP System to GeoSolar Technologies, Inc. (“GST”) in exchange for 10,000,000 shares of GST's common stock. We plan to distribute ("Spin-Off") these shares to our shareholders on the basis of one share of GST's common stock for each four shares held by each of our shareholders.

As a part of this transaction, the consultants referred to above agreed to release the Company from any liability for any consulting fees owed to them by the Company and return a portion of the common shares they held. During the nine months ended September 30, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled.

The date for determining which of our shareholders will receive shares of GST in the Spin-Off will be determined shortly.

Edgemode, Inc.

On August 20, 2021 the Company entered into a non-binding Letter of Intent with EdgeMode, Inc. Pursuant to the Letter of Intent, the Company will, at the closing, acquire all of the issued and outstanding shares of EdgeMode for that number of shares of the Company's common stock which, at closing, will represent 80% of the Company's outstanding shares of common stock.

EdgeMode is a high performance computing infrastructure management platform. EdgeMode deploys Bitcoin mining data center containers fully-integrated into the locations of its energy asset partners. For more information regarding EdgeMode, go to www.edgemode.io.

The acquisition of EdgeMode is subject to a number of conditions, including the execution of a definitive agreement between the parties.

Results of Operations for the three months ended September 30, 2021, compared to three months ended September 30, 2020.

During the three months ended September 30, 2021 general and administrative expenses were $190,303 compared to $212,689 in 2020. The $22,386 decrease was the result of reduced consulting, advertising and professional fees which were offset with increases in stock based compensation and travel expenses during the three months ended September 30, 2021.

During the three months ended September 30, 2021 other expenses were $206,662 compared to $413,258 in 2020. The $206,596 decrease in other expenses are the result of decreases in amortization of discounts and loss on change in fair value of derivative liability which were offset with an increase in interest expense.

Net loss for the three months ended September 30, 2021 and 2020, was $396,965 and $625,947, respectively.

Results of Operations for the nine months ended September 30, 2021, compared to nine months ended September 30, 2020.

During the nine months ended September 30, 2021 general and administrative expenses were $855,899 compared to $3,750,383 in 2020. The $2,894,484 decrease was mainly due to the decrease in stock-based compensation during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021 other expenses were $1,306,490 compared to $634,228 in 2020. The $672,262 increase in other expenses was the result of increased amortization of discounts, interest expense and loss on conversion of debt which were offset by a decrease in loss on change in fair value of derivative liability.

Net loss for the nine months ended September 30, 2021 and 2020, was $2,162,389 and $4,384,611, respectively.

Liquidity and Capital Resources

Our sources and (uses) of cash for the nine months ended September 30, 2021 and 2020 were:

	2021	2020

Cash used in operating activities	$(532,231)	$(314,103)
Cash used in investing activities	$(750,000)	$–
Payments on notes payable	$–	$(3,000)
Payments on convertible notes payable	$(175,000)	$–
Proceeds from convertible notes payable	$1,137,000	$214,850
Proceeds from sale of common stock	$408,000	$100,000
Proceeds from notes payable	$–	$10,000

Going Concern

The unaudited financial statements accompanying the report have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and the financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. At September 30, 2021, we have had no revenue and have not yet achieved profitable operations and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Our disclosure controls and procedures are ineffective due to a lack of segregation of duties and the lack of formal documentation of our control environment.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Additional experienced personnel will be hired in the accounting and finance department, appropriate consultants will be retained, and our accounting system will be upgraded as soon as it becomes economically feasible and sustainable.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company threatened against or affecting our company, our common stock, or our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors

There are no changes to our risk factors that constitute material changes from the risk factors previously disclosed in our registration statement on Form S-1, filed with the SEC on April 9, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2021, the Company entered into a six month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 300,000 shares of common stock. On August 13, 2021, 300,000 shares of common stock were issued for services. The shares were valued at $0.18, the closing price of the Company’s stock on date of issuance.

On September 17, 2021, the Company issued 300,000 common stock warrants to a note holder with a fair value of $7,378. The warrants have an exercise price of $0.50 and expire five years following issuance. As of September 30, 2021, the balance on the loan, net of unamortized discount of $52,279, was $97,721.

On September 21, 2021, the Company issued 220,000 common stock warrants to a note holder with a fair value of $6,391. The warrants have an exercise price of $0.50 and expire five years following issuance. As of September 30, 2021, the balance on the loan, net of unamortized discount of $56,207, was $53,793.

On September 30, 2021, the Company issued 250,000 shares of common stock with a convertible note payable.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Promissory Note dated as of October 21, 2021 by Edgemode, Inc. to Fourth Wave Energy, Inc. in principal amount of $100,000
10.2	Promissory Note dated as of September 30, 2021 by Edgemode, Inc. to Fourth Wave Energy, Inc. in principal amount of $750,000
10.3	Form of Escrow Agreement between certain October 2021 and November 2021 Lenders and Hart & Hart as Escrow Agent
10.4	Form of Convertible Promissory Note (October 2021 and November 2021)
10.5	Form of Common Stock Purchase Warrant. (October 2021 and November 2021)
10.6	Form of Note Conversion Agreement (November 2021)
10.7	Convertible Promissory Note dated September 17, 2021 in the principal amount of $150,000
10.8	Convertible Promissory Note dated September 28, 2021 in the principal amount of $103,750
10.9	Convertible Promissory Note dated September 21, 2021 in the principal amount of 110,000
10.10	Secured Convertible Promissory Note dated September 28,2021in the principal amount of $500,000
10.11	Form of Waiver Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 22, 2021	FOURTH WAVE ENERGY, INC.

	By:	/s/ J. Jacob Isaacs
J. Jacob Isaacs, Principal Executive, Financial and Accounting Officer

