Form 10-K
period 2021-12-31
FOURTH WAVE ENERGY, INC.
filed 2022-04-12
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-55647

Fourth Wave Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 North Orleans Street, Suite 9000N Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	707-687-9093

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 ☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,048,563.80 on June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 383,808,340 shares of common stock are issued and outstanding as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements including statements concerning paying off the amounts due on our equipment, expected delivery, anticipated mining capacity available to us from our hosting partners, anticipated future results of operations, he growth of our business, our future capital needs and ability to obtain financings and liquidity. Words such as “expect,” “may,” “anticipate,” “intend,” “would,” “plan,” “believe,” “estimate,” “should,” and similar words and expressions identify forward-looking statements. These statements are based on the Company’s estimates, projections, beliefs and assumptions and are not guarantees of future performance.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are discussed in the Risk Factors section of this report and include, without limitation, failure to obtain financing to pay for equipment we currently own and/or plan to purchase, decrease in the price of the cryptocurrency that we purchase, unanticipated issues which decreased mining capacity, and our need for and challenges we may face in obtaining the necessary financing to execute our business plan on favorable terms or at all. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors section of this report.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in our Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Effective January 31, 2022, Fourth Wave Energy, Inc. (the “Company”), FWAV Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company (the “Acquisition Subsidiary”) and EdgeMode, a Wyoming corporation (“EdgeMode”) closed on the previously disclosed Agreement and Plan of Merger and Reorganization dated December 2, 2021 (the “Merger Agreement”). In accordance with the Merger Agreement, Acquisition Subsidiary merged with and into EdgeMode (the “Merger” or “Transaction”), with EdgeMode remaining as the surviving entity after the Merger and becoming a wholly-owned subsidiary of the Company.

Joseph Isaacs, the Company’s then sole officer and director resigned as an executive officer and director. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

Except for disclosure contained herein dated as of December 31, 2021 including all disclosure contained in the financial statements beginning on page F-1 of this report, all disclosure relates to the business of EdgeMode, our wholly-owned subsidiary, which we acquired effective as of January 31, 2022.

ii

PART I

Item 1.	Business.

Prior to the closing of the Transaction, FWAV was a shell company with nominal assets and liabilities. EdgeMode is an early-stage cryptocurrency mining. Although we have historically mined Ethereum, we are now focused on expanding our operations by mining Bitcoin. We provide investors with direct exposure to cryptocurrencies, without the technical complexity or constraints of purchasing the underlying cryptocurrency. Investors avoid the need to create online wallets, wire money offshore, and safely store their cryptocurrency.

We operate through our partnerships with third party hosting firms, Bitcoin mining facilities for the sole purpose of mining Bitcoin and Ethereum. Our facilities and mining platform are operating with the primary intent of accumulating Bitcoin, although to date we have focused on Ethereum, which we may sell for fiat currency from time to time depending on market conditions and management’s determination of our cash flow needs.

We are in the research and development stage of exploring treasury management alternatives to increase earnings of the cryptocurrency we mine and hold. In that regard, we may continue to hold as well as sell Ethereum in order to fund the purchase of Bitcoin miners and other mining equipment, to pay operational expenses such as hosting company fees and for working capital and other general corporate purposes. Other than Ethereum, we have no holdings of, and have no current plans to hold, any other types of digital assets other than Bitcoin.

Digital Asset Mining

Historically, we have mined Ethereum. Moving forward, we plan to mine Bitcoin, and may choose to mine other cryptocurrencies, by acquiring miners to solve complex cryptographic algorithms to support the Bitcoin blockchain (in a process known as “solving a block”). In return for solving a block, we have received Ethereum, and when we receive our Bitcoin miners, a Bitcoin. We intend to only mine cryptocurrencies that are not securities. Our policy is to consult counsel prior to attempting to mine any cryptocurrency other than Bitcoin, in order to avoid inadvertently dealing in a cryptocurrency which may be deemed a security. We anticipate that, should we consider mining a cryptocurrency other than Bitcoin we will seek the advice of securities counsel, and the process will include research, review and analysis of the current federal securities laws and regulations regarding digital assets, including judicial interpretations and administrative guidance. However, the processes employed for determining whether particular digital assets are securities within the meaning of U.S. federal securities laws are risk based assessments and are not a legal standard or binding on the SEC or other regulators. See the risk factor titled “If we undertake to mine digital assets other than Bitcoin and Ethereum, such digital assets may be deemed to be securities by regulators, notwithstanding any assessment by us and/or our advisors to the contrary” on page 16. We recognize that whether a digital asset is a security is a complex legal issue. For that reason, we have no plan in the foreseeable future to mine anything other than Bitcoin and to a lesser extent Ethereum.

With respect to holding and selling the cryptocurrency we mine, our policy is to hold what we mine until management determines that market conditions and circumstances deem selling cryptocurrency to be advisable in the furtherance of our capital needs and objectives. This may include, among other factors, a determination that the cryptocurrency is overvalued at a particular price at a given time, that fiat currency is required to fund our operations, or that an excessive quantity of the specific cryptocurrency has accumulated in our digital wallet resulting in a potential security risk. We hold the cryptocurrency we mine in a digital wallet using a BlockFi account, and do not have any agreements with third parties to manage or exchange the cryptocurrency we mine and store.

Miners measure their capability in terms of processing power, which is known as in the industry as “hashing” power. Hashing power is measured in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” Generally speaking, miners with greater hashing power and in turn a higher hash rate relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. However, although newer generations of miners advertise improved energy efficiency, increasing hash rate generally requires greater electric power, which increases the cost of solving a block and, therefore, the relative cost of mining a cryptocurrency. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts. To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool. As of the date of this report, we do not participate in any pools but may do so when management believes it’s in the Company’s best interests.

Our Mining Equipment

Hardware	Quantity	Hardware Manufacturer	Location

AMD W5700	108	AMD	Rouses Point NY State
NVidia 3070	24	NVidia	Rouses Point NY State
AMD Vega 64	288	AMD	Rouses Point NY State
Nvidia 3070	72	Nvidia	Rouses Point NY State

RTX 5000	540	Nvidia	Rouses Point NY State
AMD Vega 64	576	AMD	Rouses Point NY State
AMD Vega 56	144	AMD	Rouses Point NY State

There is an outstanding debt of $1,555,726 on the miners which we intend to fully pay by year end 2023.

We are currently utilizing 0.5MW of power and hosting supply at the Rouses Point facility.

We have signed a purchase order for a further 1,152 GPU servers for Ethereum mining to be installed and hosted at Rouses Point in April 2022. There is an outstanding debt of $1M on this hardware which we intend to fully pay by March 2023. This hardware will utilize a further 0.25MW of hosting supply at Rouses Point.

We have signed a purchase order with Katena Computing for the supply of 10 Exahash of Bitcoin Mining hardware. We will receive the first delivery on this order in September 2022 with 5 Exahash being delivered by December 2022 the balance of 3.5 Exahash in Q1 2023 and 3.5 Exahash in Q2 2023. This hardware will be hosted by Compute North at their facilities in North Carolina and Texas and will require a total 250 MW of hosting capacity. See the risk factors below.

Hosting Agreements

Our K10 Miners will be located in North Carolina and Texas and maintained by Compute North, LLC (“Compute North”) a well-known miner hosting company in North America. Under a Master Agreement, Compute North is providing the Company with colocation, managerial and other services at its data center facilities, including rack space, electrical power, ambient air cooling, internet connectivity and physical security for the Company’s miners. The initial hosting capacity with Compute North is 20 MW. The purchaser order with Compute North anticipates an additional 230 MW of hosting capacity available to the Company. The Master Agreement is terminable by Compute North for cause. The Company granted Compute North with a security interest in the miners and other equipment installed at the facility to secure the Company’s obligations under the master agreement. The Company is responsible for a minimum monthly service fee and other fees. See the Master Agreement with Compute North and Purchase Order attached as Exhibit 10.5 to this report. The terms of such agreements are incorporated herein by reference.

We have a signed hosting agreement with Trinity Mining Technologies, LLC. This agreement provides for up to 300MW of hosting facilities in Texas beginning in October 2022. See the Master Agreement with Trinity Mining Technologies, LLC attached as Exhibit 10.6 to this report. The terms of such agreements are incorporated herein by reference.

Our currently owned miners are primarily located in New York with 2CRSI. See above for MW utilized and total capacity available if required. The Company pays 2CRSI hosting fees of $0.08 per KWH plus a monthly hosting charge of $50 per MWH. See the 2CRSI orders attached as Exhibit 10.7 to this report. The terms of such orders are incorporated herein by reference.

Employees

We have two full-time employees and no part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Property

Our corporate headquarters are located in Chicago, Illinois, consisting of approximately 1,000 square feet of office space under a monthly rental agreement. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Our Recent Corporate History

Prior to the closing of the Transaction, Fourth Wave was a shell company with nominal assets and liabilities.

EdgeMode was incorporated in the State of Wyoming in March 2020. Our office is located at 350 North Orleans Street, Suite 9000N, Chicago, IL 60654 and its website address is www.edgemode.io. We have not incorporated by reference into this report the information that can be accessed through our website and you should not consider such information to be part of this report.

Regulation

After a period of regulatory uncertainty, we believe that the Securities and Exchange Commission (“SEC”) will not claim that Bitcoin and Ethereum are securities and therefore will not be subject to their regulation. The SEC has been active in pursuing its regulation of other cryptocurrencies by filing lawsuits and, more recently, administratively against a cryptocurrency that tried to register under the Securities Exchange Act of 1934 (“Exchange Act”). Further, its new Chairman has given several speeches seeking regulatory authority over other cryptocurrencies. Whether Congress will enact new legislation in this area is uncertain. However, enhanced regulation may adversely affect our future mining and other cryptocurrency activities.

Blockchain and Bitcoin are increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. For instance, the Cyber-Digital Task Force of the U.S. Department of Justice (the “DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of cryptocurrency, as well as the regulatory and investigatory means the DOJ has at its disposal to deal with these possible threats and challenges.

Presently, we do not believe any U.S. or state regulatory body has taken any action or position adverse to our main cryptocurrency, Bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

The recent action taken in China was the final step in that country’s evolving regulatory crackdown. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see our “Risk Factors” beginning on page 7.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain our corporate offices at 350 North Orleans Street, Suite 9000N, Chicago, IL 60654 under a virtual office lease. We lease these premises under a monthly rental agreement at a nominal cost.

Item 3.	Legal Proceedings.

We are not a party to any pending or threatened litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB Markets, Inc. under the symbol “FWAV.” As of March 31, 2022, the last reported sale price of our common stock as reported by the OTCQB Markets was $0.25 per share. As of that date, there were approximately 200 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act, as described below.

Name or Class of Investor	Date of Sale	No. of Securities	Reason for Issuance
Two consultants (1)	December 2021	3,000,000 shares of common stock	Shares issued for consulting services

————————

(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.

Item 6.	[Reserved]

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K.

Overview

Prior to closing the Transaction, we were a shell company with no operations. Effective with the closing of the Transaction, we are an early-stage cryptocurrency mining. Although Edgemode, our new wholly-owned subsidiary, has historically mined Ethereum, we are now focused on expanding the operations by mining Bitcoin.

12 Months Ended December 31, 2021 (“2021 Period”) Compared to the 12 Months Ended December 31, 2020 (“2020 Period”).

Results of operations

We had no revenues in either of the 2021 Period nor the 2020 Period. Our revenues will ramp up as completed the Transaction and we continue to implement and grow our cryptocurrency business which we acquired January 31, 2022.

Our operating expenses for the 2021 Period was approximately $1.8 million and $4.5 million for the 2020 Period.

We expect that our operating expenses will increase as we continue to develop our new mining business and we devote additional resources toward our new technologies and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Other Expenses

Our Other Expenses were approximately $9.9 million of the 2021 Period compared to approximately $0.6 million for the 2020 Period. The Other Expenses for 2021 were comprised primarily by approximately $1.5 million of interest expense related to outstanding convertible notes and $8.1 million related to non-cash derivative liability expenses.

Net Loss

Our Net Loss was approximately $11.7 million of the 2021 Period compared to approximately $5.1 million for the 2020 Period.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $25,000 of cash. Our liquidity is primarily derived from selling the crypto that we mine, and debt and equity investments from accredited investors.  To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $60 million in equity capital through private placements and is also seeking a significant debt facility. We can provide no assurances that any such financings will be successful nor will they be on terms

We will be required to raise a significant amount of more capital if we want to purchase all of the bitcoin mining equipment under our $270,000,000 purchase order. We can provide no assurance to investors that we will have access to such a large amount of capital and if so that it will be available on terms that we would accept. In such event, the Company may incur significant and/or shareholders will suffer large dilution.

If we fail to raise sufficient additional funds when needed or do not have sufficient cash flows from mining, we may be required to scale back our plan of operations.

The Company has approximately $2.3 million of debt for equipment that the Company is currently mining of which approximately $1.4 million is due in 2022 and $850,000 is due in 2023. Additionally, we have a significant amount funds committed to the purchase of new Bitcoin miners. We can provide no assurance that we will have the ability to meet these payment requirements or that we will be successful raising capital to meet our working capital requirements.

Summary of cash flows

	December 31, 2021	December 31, 2020
Net cash (used) in operating activities	$(782,387)	$(620,792)
Net cash (used) in investing activities	$(850,000)	$–
Net cash provided by financing activities	$1,636,250	$644,887

Critical accounting policies

See Note 2 to the December 31, 2021 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

RISK FACTORS

Summary Risk Factors

Our business and an investment in our common stock are subject to numerous risks and uncertainties that investors should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•	We have a history of operating losses, have limited sources of revenue as an early-stage cryptocurrency mining company and may not be able to achieve or sustain profitability.

•	We recently commenced operations as a cryptocurrency mining company, and there is limited information available on which to evaluate our prospects.

•	We will need significant additional capital to execute our business plan, including to make the substantial purchase price payments for Bitcoin mining equipment totaling $270,000,000 which are payable in installments through September 2022, and any failure to raise such capital as and when intended or at all will materially harm our business and prospects.

•	We may be unable to raise the capital needed to continue and grow our operations, and if we do raise the capital sought the securities that we issue may have a dilutive effect on our stockholders, a depressive effect on our stock price and/or a restrictive effect on our ability to execute our business plan and growth strategy.

•	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

•	We will need to incur significant costs to transition to and maintain and operate Bitcoin mining equipment to replace our current equipment which is designed to mine Ethereum, including sourcing sufficient electricity on reasonable terms which we may be unable to do now or in the future.

•	Our mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

•	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

•	Cryptocurrencies and related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse regulatory developments such as bans or restrictions, hacking or malicious coding, price volatility, inaccurate mining pool calculations, the potential for one cryptocurrency to branch into two, the periodic reduction by half of the Bitcoin rewards from mining a block on the blockchain, adverse changes to the blockchain algorithm, and other external forces beyond our control described more fully below.

•	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate, and if the market for Bitcoin does not grow as we expect, or the price of Bitcoin declines, our business, operating results, and financial condition could be adversely affected.

•	The market prices of cryptocurrencies such as Bitcoin are to some extent dependent upon the possibility for broad market acceptance of these digital assets as a means of exchange which has not and may never occur, in which case the price of Bitcoin, the cryptocurrency markets in general and our prospects could materially diminish.

•	Our operations and the results thereof are subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur

•	The ongoing supply chain delays may create the possibility of delays in delivery and launch and/or expansion of our mining facilities and equipment, which could stunt our growth, diminish our prospects, result in lost opportunity or revenue and increase our costs, particularly given the volatile nature of the cryptocurrencies we intend to mine.

•	Our operating results have and will significantly fluctuate due to the highly volatile nature of cryptocurrencies such as Bitcoin, and if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our business.

•	Our reliance on third party “mining pools,” which enable us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjects us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool.

•	We may become subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage, could adversely affect our business.

•	Banks and financial institutions may not provide banking services, or may cut off services or access to capital, to businesses that engage in cryptocurrency-related activities.

•	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

•	Because we were a shell company until January 31, 2022, stockholders cannot rely on the provisions of Rule 144 for the resale of their shares until certain conditions are met.

•	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

•	We will be subject to expensive compliance requirements as a public company which is required to file reports with the SEC and adhere to enhanced internal control requirements.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Cryptocurrency Mining Business

We will need significant additional capital to execute our business plan, which includes purchasing, installing and operating Bitcoin mining equipment to replace our current Ethereum mining operations, and any failure to raise such capital as and when intended or at all will materially harm our business and prospectus.

Our business plan envisions shifting our focus from mining Ethereum to mining Bitcoin. Because the blockchains for each of these two cryptocurrencies use different algorithms, different mining equipment is needed to mine Bitcoin rather than Ethereum. Therefore, in order to mine Bitcoin as intended, we will need to purchase and install Bitcoin mining equipment at our hosted facilities. The price of cryptocurrency mining equipment in general and Bitcoin mining equipment in particular is high, and can be volatile with sudden and dramatic changes depending on uncontrollable factors such as the price of Bitcoin and supply shortages. Additionally, the removal and installation of mining equipment, which will be necessary given our limited access to sufficient mining facilities, is also costly. We have executed a purchase agreement with a supplier to provide us with Katena K10 Bitcoin miners having a combined hash rate of 10,000,000 PH/s, however the total purchase price is $270,000,000, of which we have only paid the supplier $1,250,000. Further, we are past due on the payment of an $8,000,000 installment of the purchase price, with future periodic installments in increasing increments continuing to come due through September 2022. The miners are scheduled to be delivered in quarterly increments from September 2022 through September 2023. Because we failed to make a payment under the agreement when due, and will likely continue to be behind on future payments unless and until we can raise sufficient capital, the agreement allows the supplier to terminate the agreement, with any amounts we have paid as of such termination date being non-refundable. Further, if the agreement is terminated by the supplier for our failure to timely make one or more payments, by the agreement’s terms the supplier will no longer be obligated to deliver the equipment. If we are unable to raise these amounts for any reason, any amounts paid towards the purchase price of undelivered equipment will be lost if the purchase agreement is terminated, and we will be forced to incur additional costs to locate and obtain miners from another source, in which case our results of operation will be harmed and our future prospects will be hindered. Any delay or inability to raise and deploy the necessary capital in a timely manner, on favorable terms, or at all, will have the effect of delaying or preventing us from executing our business plan and meeting our growth objectives, which could materially harm your investment in us.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if Bitcoin or other cryptocurrency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including the acquisition of new or additional miners to commence Bitcoin mining as planned, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of such debt would have priority over the holders of common stock on order of liquidation preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders.

Even if we are able to raise sufficient capital, we may encounter delays or difficulties in obtaining and deploying Bitcoin mining equipment as planned.

In order to be successful in executing our business plan, we need to efficiently replace our Ethereum mining equipment with Bitcoin mining equipment in a timely, efficient, and cost-effective manner. Assuming we are able to raise sufficient capital to do so, we may encounter a variety of potential risks or problems with respect to deploying the funds towards our new mining focus. There has been shortages of cryptocurrency mining equipment due to limited materials such as computer chips. Further, to obtain Bitcoin mining equipment, we will be reliant on one or more manufacturers and/or suppliers to provide us with the miners, who may require us to agree to excessive prices or fees, or may fail to deliver the purchased equipment on schedule. Additionally, we will need skilled labor to remove the Ethereum mining equipment we currently operate and replace it with Bitcoin mining equipment. Also, because Bitcoin mining uses a proof of work method which generally requirements more energy than the proof of stake system employed by Ethereum’s blockchain, our hosts’ current electricity supply may be inadequate to launch our Bitcoin mining as envisioned without added costs to us, if at all. Any unexpected delays or heightened costs will adversely effect our results of operation both by extending the period of time in which we are not mining cryptocurrencies at our maximum potential capacity and increasing the costs of operating. Further, because of the volatile nature of the cryptocurrency markets, including the prices of Bitcoin and Ethereum, any such delay could prevent us from mining and selling Bitcoin at higher prices. For example, in early 2022 the price of Bitcoin declined by over $12,000 in a matter of weeks. If we are unable to purchase, deploy and operate Bitcoin mining equipment in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, or at all, it could have a material adverse effect on our business, results of operations and future prospects.

We are at an early stage of development of our cryptocurrency mining business and currently have limited sources of revenue and may never become profitable.

Until February 2021, we had no operations. Although we began generating revenue in 2021 from our cryptocurrency mining activities, we are subject to the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our proposed services or be able to liquidate our cryptocurrencies. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. If we are unable to increase our generation of revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. In order to expand our operations, we will need to enter into new agreements and strategic relationships which will expose us to additional financial obligations and contingencies, including the possibility of contractual disputes and reliance on third parties which are beyond our control. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

To date, we have mainly mined Ethereum. Moving forward, our primary focus is on mining Bitcoin, and those operations are expected to be located in North Carolina. Our current strategy will continue to expose us to the numerous risks and volatility associated within the cryptocurrency sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. To date, we have relied on debt or equity financings to fund our operations, and if the price of our cryptocurrencies are not sufficiently high to enable us to sell the cryptocurrencies we mine at prices above our cost to mine it, then we are likely to continue to be unable to fund our operations without raising additional capital. Further, even if prices are sufficiently high for our mining activities, we are likely to need to raise additional capital to fund the acquisition of new miners to repair or replace our existing miners and expand our number of miners to be competitive. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2021 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our mining operating costs have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

Our mining operations are costly and our expenses may increase in the future, including as we transition to mining Bitcoin which will involve purchasing new mining equipment and potentially deploying a greater amount of electricity to the mining process. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The cost of obtaining new and replacement miners and parts is highly capital intensive and may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin, Ethereum and other cryptocurrencies are lower than the price for which we mine when we sell them. Our miners are subject to ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. For example, approximately 10% of our miners have experienced glitches and defects and as a result have seen either limitations on mining capabilities or outright inability to mine, such that they had to be or will have to be replaced or repaired. The result of this development has not only been increased costs to us, but also a reduced ability to generate revenue while these miners were not operating, whether because they were under repair and/or failing to operate at their optimal hash rate. Circumstances such as these, or a general need to replace outdated miners in the future, are highly cost intensive and can be a serious hindrance on our mining operations and ability to generate revenue or obtain profitability.

Additionally, as the mining technology, our business strategy and/or the cryptocurrency industry evolves, we may need to acquire newer models of miners to remain competitive in the market. For example, as discussed above we will need to obtain new miners in order to mine Bitcoin as planned. We intend to purchase and install Katena K10 miners, although we have encountered and expect to continue to face challenges in paying purchase price installments for these miners under our purchase agreement. Certain models of Bitcoin miners such as the Bitmain S17 model have been subject to defects diminishing our even eliminating their mining efficacy. Further, over time, we may replace those miners which are no longer functional or efficient or powerful enough with new miners purchased from third-party manufacturers, the cost of which may be higher than what we spent on prior models and/or such that we will need to raise more capital to do so. For instance, the price of Bitcoin miners has historically been somewhat correlated to the price of Bitcoin, which has appreciated in recent years. Depending on the price of new miners and our operational needs at the time we decide to replace miners in the future, we may have to do so at higher costs than we could have previously, which would add to our losses. Alternatively, even absent defects or reductions in computing power, mining machine models are upgraded frequently, and we are and will continue to be subject to either higher competitive pressure as a result, or will be forced to expend large amounts of capital to remain competitive and maintain optimal hash rates.

Inevitably, our older models will need to be repaired or replaced as a product of ordinary wear and tear and depreciation and/or competitive forces in the marketplace or other factors rendering our current miners obsolete. Any upgrading we may need or chose to undertake will require substantial capital investment, and we may face challenges in locating the requisite capital in a timely manner and/or on terms favorable to us or not highly dilutive to our investors. If we are unable to obtain adequate numbers of new and replacement miners in sufficient quantities or without delay, we may be unable to compete in our highly competitive and continuously developing industry. If this happens, we may not be able to mine Bitcoin or other cryptocurrency as efficiently or in sufficient amounts relative to our competition or at all and, as a result, our business and financial results could suffer which could, in turn, have a material adverse effect on the trading price of our common stock.

Because there are several competitors in our industry that are purchasing mining equipment at scale and due to supply chain disruptions, we may encounter delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.

We will need new mining equipment to further our operations, both to implement our short-term business plan of shifting to Bitcoin mining and to address potential issues such as ordinary wear and tear and defects which may arise in the future. Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and components used to produce them, as well as delayed delivery schedules for new miner purchases. There can be no assurances the mining equipment manufacturers on which we will rely will be able to keep pace with the surge in demand for mining equipment when we obtain, upgrade and/or expand upon our current miners. The supply chain disruptions we are facing may adversely affect us including the shortages of transformers needed to power our miners. Additionally, the supply of the materials used to produce miners, such as the application-specific integrated circuit (“ASIC”) computer chips that are the primary feature in their computing power, may become subject to shortages, which could also either increase the cost beyond what we can reasonably afford or reduce their availability without unreasonable delay or at all. It is uncertain how manufacturers will respond to these trends and whether they can deliver on the schedules promised to any or all of their customers in the future. In the event manufacturers of mining equipment or component parts or materials are not able to keep pace with demand or avoid supply shortages, we may not be able to purchase such products in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, which could have a material adverse effect on our business and results of operations.

To the extent that the profit margins of Bitcoin mining operations are not high, Bitcoin mining companies or other participants in the Bitcoin industry are more likely to immediately sell Bitcoins in the market, thereby constraining growth of the price of Bitcoin that could adversely impact us.

Over the years, Bitcoin mining operations have shifted from individual users mining with computer processors, graphics processing units and first-generation ASIC servers to larger enterprises with newer, more “professionalized” sources of processing power which has been predominantly added by “professionalized” mining operations and resulting demand for more professionalized and powerful miners having faster hash rates. These professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Acquiring this specialized hardware at scale requires the investment of significant up-front capital, and mine operators incur significant expenses related to the operation of this hardware at scale, such as the leasing of operating space, which is often done in data centers or warehousing facilities, obtaining and paying for an electricity supply to run the miners and employing technicians to operate the mining facilities.

As a result, these professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities. Because these regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of Bitcoin, to the extent the price of Bitcoin declines and such profit margin is constrained, such mining companies are incentivized to sell Bitcoin earned from mining operations more rapidly than individual mining companies who in past years were more likely to hold newly mined Bitcoin for longer periods. The immediate selling of newly mined Bitcoin greatly increases the trading volume of Bitcoin, creating downward pressure on the market price of Bitcoin rewards.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such an operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

Because the new miners we plan to obtain will be designed specifically to mine Bitcoin, our future success will depend in large part upon the value of Bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend in large part upon the value of Bitcoin because it is the primary cryptocurrency we intend to mine moving forward, assuming we can raise the necessary capital to obtain and install the Bitcoin mining equipment. Specifically, our revenues from our Bitcoin mining operations will be based upon two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value and liquidity of Bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Furthermore, our business strategy focuses solely on producing Bitcoin (as opposed to other cryptocurrencies). Previously, we focused solely on mining Ethereum as that was the only mining equipment available to us. If other cryptocurrencies overtake Bitcoin in terms of acceptance, the value of Bitcoin could decline. Further, if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners (which we have contracts to acquire) would not be suited or if the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, we would likely incur very significant costs in retooling or replacing our existing miners with miners better suited for this new protocols and our operating results could be adversely affected. This could result in a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and thus harm investors.

Bitcoin is subject to halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to “halving,” which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other miner) are rewarded for solving a block in the blockchain is permanently cut in half. For example, the latest halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next halving (which is anticipated to occur in 2024).

Further, due to the halving process, unless the underlying code of the Bitcoin blockchain is altered (which may be unlikely or difficult given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the blockchain, the network will stop producing more. Currently, there are approximately 19 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment could become worthless.

Interruptions to internet access could disrupt our operations, which could adversely affect our business and results of operations.

Our cryptocurrency mining operations require access to high-speed internet to be successful. If we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin. If this occurs, our business and results of operations may suffer, and our investors may be materially and adversely effected.

Bitcoin has forked multiple times and additional forks may occur in the future which may affect the value of Bitcoin held or mined by the Company.

To the extent that a significant majority of users and mining companies on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and mining companies on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original cryptocurrency and which is the new cryptocurrency. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate. Since August 1, 2017, Bitcoin’s blockchain was forked multiple times creating alternative versions of the cryptocurrency such as Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created versions including Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created cryptocurrencies. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

Our reliance primarily on a single model of miner may subject our operations to increased risk of mine failure.

The performance and reliability of our miners and our technology is critical to our operations. Because we currently plan on using Katena, Bitmain and Whatsminer models for mining Bitcoin models for mining Bitcoin, if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. This would result in both lost revenue from inhibited mining operations and increased costs to repair and replace our mining infrastructure. Therefore, any disruption in our ability to continue mining, even with a portion of our total miners, could result in a material reduction to Bitcoin reward yields which would harm our business. Any weakness, flaw, or error which arises with our miners such similar to or more severe and widespread than the problems we experienced with our miners may affect all or a large portion of our miners; therefore, if a defect or other flaw exists, our entire mine could go offline simultaneously. Any such interruption, delay or inability to continue operations could result in financial losses, a decrease in the trading price of our common stock and reputational harm, in which case you could lose some or all of your investment.

Because of the reliance on third-party mining pool service providers for our mining, its operations may have a negative impact on the Company’s results of operations.

The third party hosting company will arrange our cryptocurrency mining operations using a mining pool, in which multiple cryptocurrency mining operators agree to join together and if any of them are rewarded Bitcoin for mining a block on the blockchain, the pool participants receive a portion of such reward based on the computing power contributed to mining that block. Under this arrangement, we would receive Bitcoin mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. We would have limited means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.

As previously mentioned, we are winding down our Ethereum mining operations and solely focusing on Bitcoin. There is a high possibility of Ethereum mining algorithms transitioning to proof of stake validation in the near future. Proof of stake is an alternative method in validating cryptocurrency transactions that is less dependent on the consumption of electricity. Should the algorithm, whether it relates to Bitcoin or Ethereum, or other cryptocurrencies we mine shift from a proof of work validation method to a proof of stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our mining operations, may be exposed to the risk in the future of losing the relative competitive advantage we may have over some of our competitors as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This is because we are investing heavily in equipment based on the mining algorithms method of validation. Such events could have a material adverse effect on our ability to continue as a going concern, which could have a material adverse effect on our business, prospects or results of operations, the value of Bitcoin, Ethereum or other cryptocurrencies we mine or otherwise acquire and your investment in us.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. Due to the open-source and constantly evolving nature of our business, we may not always be able to determine that we are using or accessing protected information or software. For example, there could be issued patents of which we are not aware that our activities or the equipment or software we use may infringe. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Risks Related to Our Dependence on Bitcoin

Because of our focus on Bitcoin mining, the trading price of shares of our common stock may increase or decrease with the trading price of Bitcoin, which subjects investors to pricing risks, including “bubble” type risks, and volatility.

Because of our dependence on Bitcoin, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin drops. Furthermore, if the market for Bitcoin mine operators’ stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

During the year ended December 31, 2020, the trading price of Bitcoin appreciated significantly, from a low closing value of approximately $5,000 per Bitcoin in March 2020, to a high closing value of approximately $29,400 per Bitcoin in December 2020. During 2021 the trading price of Bitcoin has been volatile with a high of approximately $66,999 on October 19, 2021 and lows of $33,077 on July 12, 2021 and $35,513 on February 2, 2021. On November 19, 2021 the price was as low as $55,936, down from as high as $66,125 earlier in the week before recovering slightly. This volatility was reflected on September 24, 2021, when at 1:30 pm Eastern Time, the price of Bitcoin was approximately $41,151, down almost $4,000 from earlier in the day following news of China’s blanket ban on cryptocurrencies and again in late 2021 and early 2022 when it declined from $66,938 on November 9, 2021 to as low as $33,113.50 on January 24, 2022. In 2017, the trading price of Bitcoin increased to nearly $20,000 per Bitcoin (then an all-time high), only to decline significantly and sharply to a low of approximately $3,400 per Bitcoin in December 2018. There can be no assurances that similar fluctuations in the trading price of Bitcoin will not occur in the future. Accordingly, since our revenue will depend on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

The markets for Bitcoin, Ethereum and other cryptocurrencies we mine and the existing markets may be under regulated and, as a result, the market price of our cryptocurrency may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

Cryptocurrencies that are represented and trade on a ledger-based platform and those who hold them may not enjoy the same benefits as traditional securities available on trading markets and their investors. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event.

Cryptocurrency market prices have historically been volatile, are impacted by a variety of factors, and are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for both our cryptocurrencies and shares of our common stock.

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire.

If we undertake to mine digital assets other than Bitcoin and Ethereum, such digital assets may be deemed to be securities by regulators, notwithstanding any assessment by us and/or our advisors to the contrary.

While we plan to mine only Bitcoin and, to a much lesser extent, Ethereum for the foreseeable future, we may choose to mine other cryptocurrencies. We intend to only mine cryptocurrencies that are not securities, and to consult counsel prior to attempting to mine any cryptocurrency other than Bitcoin and Ethereum in order to avoid inadvertently dealing in a cryptocurrency which may be deemed a security. However, the processes employed for determining whether particular digital assets are securities within the meaning of U.S. federal securities laws involve complex legal questions, are risk based assessments and are not a legal standard or binding on the SEC or other regulators. Because of these and other characteristics, the analysis of whether a digital asset is a security is subject to substantial uncertainty. Therefore, if we begin mining digital assets other than Bitcoin or Ethereum in the future and, notwithstanding advice form securities counsel to the contrary, those digital assets are found by regulators to be securities, we could face significant legal costs in defending our position and any enforcement or civil claims which may result. Additionally, if our assessment with respect to the digital asset in question is incorrect, we could be found to have acted in violation of federal or state securities laws, and could as a result become subject to fines, sanctions, civil damages, or criminal penalties, any of which may have a material adverse effect on our business, financial condition and results of operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

●

governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

●

changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies; and

●	the impact of regulators focusing on cryptocurrencies and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the Bitcoin network could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effects on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire, which would harm investors in our securities.

Currently, there is relatively small use of Bitcoins in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, Bitcoins and the Bitcoin network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of Bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of Bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of Bitcoins. A lack of expansion by Bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of Bitcoin, either of which could adversely impact an investment in us. If Bitcoin or other cryptocurrencies we mine do not gain widespread market acceptance or accrete in value over time, our prospects and your investment in us would diminish.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to initially exclude their use for ordinary consumer transactions within China and later to deem all cryptocurrency-related transactions illegal in September 2021. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin and Ethereum adversely affect an investment in us.

Geopolitical crises may motivate large-scale sales of cryptocurrencies, which could rapidly decrease the price of cryptocurrencies such as Bitcoin and Ethereum. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in digital asset values and could adversely affect an investment in us.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in our securities may also be considered illegal and subject to sanction.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

The emergence of competing blockchain platforms or technologies may harm our business as presently conducted.

If blockchain platforms or technologies which compete with Bitcoin and its blockchain, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed or may be developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, consumers may use such alternative platforms or technologies. If that were to occur, we would face difficulty adapting to emergent such digital ledgers, blockchains, or alternative platforms or digital assets. This may adversely affect us by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt. Further, to the extent we cannot adapt, be it due to our specialized miners or otherwise, we could be forced to cease operations. Such circumstances would have a material adverse effect on our business, and in turn investors’ investments in our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Therefore, scaling cryptocurrencies will be essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many cryptocurrency networks face significant scaling challenges, such as limitations on how many transactions can occur per second. There can be no guarantee that any of the systems in place or being considered to increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in demand, may cause its price to fall. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

The Bitcoin we mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our digital assets will be successful. Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Any of these events may adversely affect our operations and, consequently, our ability to generate revenue and become profitable. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our Bitcoin holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our business. Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We are required to publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our mined Bitcoin could have a material adverse effect on our results of operations and ability to continue as a going concern, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine. For example, the New York Times reported in January 2021 that about 20% of existing Bitcoin appears to be “lost” due to password issues.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our Bitcoin holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our Bitcoin were to occur, we would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

We will rely on one or more third parties for depositing, storing and withdrawing the cryptocurrency we mine, which could result in loss of assets, disputes and other liabilities or risks which could adversely impact our business.

We currently use a BlockFi digital wallet to store the Bitcoin we mine, although we may change to another digital wallet provider or use multiple providers at any time. In order to own, transfer and use Bitcoin on the blockchain network, we must have a private and public key pair associated with a network address, commonly referred to as a “wallet”. Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit Bitcoin into our digital wallet, we must “sign” a transaction that consists of the private key of the wallet from where the Bitcoin is being transferred, the public key of a wallet that BlockFi or its custodian controls and provides to us, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw Bitcoin from our account, we must provide BlockFi or its custodian with the public key of the wallet that the Bitcoin are to be transferred to, and BlockFi or its custodian then “signs” a transaction authorizing the transfer. In addition, some cryptocurrency networks require additional information to be provided in connection with any transfer of cryptocurrency such as Bitcoin. A number of errors or other adverse events can occur in the process of depositing, storing or withdrawing Bitcoin into or from BlockFi, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing Bitcoin. Additionally, our reliance on third parties such as BlockFi and the maintenance of keys to access and utilize our digital wallet will expose us to enhanced cybersecurity risks from unauthorized third parties deploying illicit activities such as hacking, phishing and social engineering, notwithstanding the security systems and safeguards employed by us and others. Cyberattacks upon systems across a variety of industries, including the cryptocurrency industry, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals. For example, attacks may be designed to deceive employees and service providers into releasing control of the systems on which we depend to a hacker, while others may aim to introduce computer viruses or malware into such systems with a view to stealing confidential or proprietary data. These attacks may occur on our digital wallet or the systems of our third-party service providers or partners, which could result in asset losses and other adverse consequences. Alternatively, we may inadvertently transfer Bitcoin to a wallet address that we do not own, control or hold the private keys to. In addition, a Bitcoin wallet address can only be used to send and receive Bitcoin, and if the Bitcoin is inadvertently sent to an Ethereum or other cryptocurrency wallet address, or if any of the foregoing errors occur, all of the Bitcoin will be permanently and irretrievably lost with no means of recovery. Such incidents could result in asset loss or disputes, any of which could materially adversely affect our business.

Security threats to us could result in, a loss of Company’s Bitcoin holdings.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin exchange market since the launch of the Bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our Bitcoin and lost revenue. Furthermore we believe that to the extent we hold greater amounts of Bitcoin, we may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or Bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us. In the event of a security breach, we may be forced to cease operations, or suffer a reduction in our digital assets, the occurrence of each of which could adversely affect an investment in us.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin community, and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a botnet or malicious actor obtaining control of the blockchain’s processing power will increase, because such botnet or malicious actor could more readily infiltrate and seize control over the blockchain by compromising a single mining pool, if the mining pool compromises more than 50% of the mining power on the blockchain, than it could if the mining pool had a smaller share of the blockchain’s total hashing power. Conversely, if the blockchain remains decentralized it is inherently more difficult for the botnet or malicious actor to aggregate enough processing power to gain control of the blockchain. If this were to occur, the public may lose confidence in the Bitcoin blockchain, and blockchain technology more generally. This would likely have a material and adverse effect on the price of Bitcoin, which could have a material adverse effect on our business, financial results and operations, and harm investors.

If the Bitcoin rewards for solving blocks are not sufficiently high, miners may not have adequate incentive to continue mining and may cease mining operations, which may make the blockchains they support with their mining activity less stable.

As the number of cryptocurrency rewards awarded for solving a block in a blockchain decreases, the relative cost of producing a single cryptocurrency will also increase, unless there is a corresponding increase in demand for that cryptocurrency. Even relatively stable demand may not be sufficient to support the costs of mining, because as new miners begin working to solve blocks, the relative amount of energy expended to obtain a cryptocurrency award will tend to increase. This increased energy directly relates to an increased cost of mining, which means an increased cost of obtaining a cryptocurrency award. This increased cost, if not met with a corresponding increase in the market price for the cryptocurrency resulting from increased scarcity and demand, may lead miners, such as us, to conclude they do not have an adequate incentive to continue mining and, therefore, may cease their mining operations. This could in turn reduce the sustainability of the Bitcoin blockchain, which is dependent upon continued mining to solve the block’s algorithms and process transactions in Bitcoin. If this were to occur, your investment in us could become worthless.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

We have an evolving business model which is subject to various uncertainties.

As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

Risks Related to Governmental Regulation and Enforcement

Regulatory changes or other actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade with no or minimal restriction, while in some jurisdictions, such as in the U.S., cryptocurrencies are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Further, additional laws, regulations and rules from are expected to arise in the future from legislative bodies, agencies and self-regulatory organizations, some of which may adversely affect us, either directly by impacting our operations or those of third parties on which we rely or indirectly by affecting the cryptocurrency market generally or otherwise. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects or operations.

Current interpretations require the regulation of Bitcoin under the CEA by the CFTC, and we may be required to register and comply with such regulations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, the Commodity Futures Trading Commission (the “CFTC”) and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin and other cryptocurrencies are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the Commodity Exchange Act (“CEA”), including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

Governmental action against the blockchain and Bitcoin mining may have a materially adverse effect on the industry, and could affect us if widely adopted.

We could become subject to regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, China has already made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Further, on March 2, 2021, governmental authorities of the Chinese province of Inner Mongolia, began to take action to impose an outright ban on Bitcoin mining in the province due to the industry’s high electrical consumption demands and negative environmental impacts. This could demonstrate the beginning of a regulatory trend in response to concerns of overconsumption as it relates to environmental impact and energy conservation, and similar action in a jurisdiction in which we operate could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

Because we are unable to influence or predict future regulatory actions taken by governments, we may face difficulty monitoring and responding to rapid regulatory developments affecting Bitcoin mining, which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further regulatory action is taken by governments in the United States or elsewhere, our business may be materially harmed and you could lose some or all of your investment.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and make certain activities more time consuming and costly. The impact of the SEC’s July 25, 2017 report on digital securities as well as enforcement actions and speeches made by the SEC’s Chairman will increase our compliance and legal costs. As a public company, we also expect that these rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers, and to maintain insurance at reasonable rates, or at all.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect Bitcoin;

●	the continued volatility of the price of Bitcoin;

●	our ability to obtain working capital financing and commence our planned Bitcoin mining operations;

●	progress and publications of the commercial acceptance of Bitcoin and other cryptocurrencies;

●	additions or departures of key personnel including our executive officers;

●	sales of our common stock;

●	any public announcement of entering into new agreements and terms thereof, including with respect to the purchase of miners and contracts for the supply of electricity to our facility;

●	business disruptions caused by earthquakes, tornadoes, terrorism or other natural disasters;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	adverse regulatory developments; and

●	economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Because our common stock does not trade on a national securities exchange, the prices of our common stock may be more volatile and lower than if we were listed.

Our common stock trades on the OTCQB operated by OTC Markets Group Inc. This market is not a national securities exchange. While our common stock trading has been relatively active, generally the OTCQB does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5.00 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

Our common stock is deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock trades at less than $5.00 per share, subject to specific exceptions. Such exceptions include among others any equity security listed on a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000 if such issuer has been in continuous operation for three years, net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 for the last three years. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce its liquidity.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors, or otherwise make it difficult, to purchase and sell “penny stocks.” The “penny stock” designation may have a depressive effect upon our common stock price. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Substantial future sales of our common stock by us or by our existing shareholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances and corporate partnering transactions, could adversely affect the market price of our common stock. Sales by existing shareholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

Until January 31, 2022, we were a shell company and as such shareholders cannot rely on the provisions of Rule 144 for the resale of their shares until certain conditions are met.

We have been a shell company as defined under Rule 405 of the Securities Act of 1933 (“Securities Act”). As securities issued by a former shell company, the securities issued by us can only be resold pursuant to an effective registration statement and not by utilizing the provisions of Rule 144 until certain conditions are met, including that: (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (ii) we have filed all required reports under the Exchange Act of the preceding 12 months and (iii) one year has elapsed since we filed “Form 10” information (e.g. audited financial statements, management information and compensation, shareholder information, etc.).

Thus, a shareholder of ours will not be able to sell its shares until such time as a registration statement for those shares is filed or we become a reporting company, we have remained current on our Exchange Act filings for 12 months and we have filed the information as would be required by a “Form 10” filing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 2738) (PCAOB ID 206)
F-3	Balance Sheets as of December 31, 2021 and 2020;
F-4	Statements of Operations for the years ended December 31, 2021 and 2020
F-5	Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020;
F-6	Statements of Cash Flows for years ended December 31, 2021 and 2020;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Fourth Wave Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fourth Wave Energy, Inc. (the Company) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Fourth Wave Energy, Inc., as of December 31, 2020, were audited by other auditors whose report dated March 31, 2021, expressed an unqualified opinion on those financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations since inception and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivative Liability

As discussed in Note 7, the Company borrows funds through the use of convertible notes payable that contain a conversion price that fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

Houston, TX

April 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Fourth Wave Energy, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fourth Wave Energy, Inc (the “Company”) as of December 31, 2020 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor from 2019 to 2021.

Houston, Texas

March 31, 2021

Fourth Wave Energy, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$29,649	$25,786
Funds held in escrow	1,970,537	–
Prepaid assets	147,500	264,667
Notes receivable	1,620,000	–
Interest receivable	40,447	–
Total current assets	3,808,133	290,453

Deposits	–	25,000

Total assets	$3,808,133	$315,453

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued expenses	$300,131	$657,806
Accounts payable - related party	1,373	21,837
Notes payable	285,000	235,900
Convertible notes, net of unamortized discount of $3,108,930 and $350,258, respectively	1,376,070	608,144
Derivative liability	12,033,840	676,022

Total current liabilities	13,996,414	2,199,709

Total liabilities	13,996,414	2,199,709

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, Series A Preferred stock, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value, 200,000,000 shares authorized, 50,960,140 and 40,647,329 shares issued and outstanding, respectively	50,960	40,647
Additional paid in capital	7,810,759	4,379,732
Accumulated deficit	(18,050,001)	(6,304,636)
Total stockholders' deficit	(10,188,281)	(1,884,256)
Total liabilities and stockholders' deficit	$3,808,133	$315,453

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

Statements of Operations

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Operating expenses:
General and administrative	$1,846,741	$4,494,039

Total operating expenses	(1,846,741)	(4,494,039)

Other income (expense)
Interest income	40,447	–
Interest expense	(1,480,954)	(460,738)
Loss on settlement of debt	(365,546)	(32,900)
Change in fair value of derivative liability	(8,092,571)	(96,804)
Total other income (expense)	(9,898,624)	(590,442)

Net loss	$(11,745,365)	$(5,084,481)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	44,866,744	35,412,848

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Series A Preferred		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	–	$–	29,288,163	$29,288	$348,680	$(1,220,155)	$(842,187)

Stock based compensation	1,000	1	6,600,000	6,600	2,999,854	–	3,006,455

Sale of common stock	–	–	400,000	400	99,600	–	100,000

Common shares issued for conversion of liabilities	–	–	4,359,166	4,359	708,941	–	713,300

Extinguishment of derivative liability due to conversion	–	–	–	–	222,657	–	222,657

Net loss	–	–	–	–	–	(5,084,481)	(5,084,481)

Balance, December 31, 2020	1,000	1	40,647,329	40,647	4,379,732	(6,304,636)	(1,884,256)

Stock based compensation	–	–	4,350,000	4,350	942,825	–	947,175

Common shares issued for settlement of convertible note payable	–	–	4,486,364	4,486	445,514	–	450,000

Common shares issued for settlement of note payable and accrued interest	–	–	2,026,447	2,027	566,165	–	568,192

Common shares issued for cash	–	–	3,400,000	3,400	404,600	–	408,000

Returned common shares and liability extinguishment related to GeoSolar	–	–	(4,700,000)	(4,700)	384,550	–	379,850

Extinguishment of derivative liability due to conversion	–	–	–	–	609,373	–	609,373

Common stock issued for deferred offering costs and debt discounts	–	–	750,000	750	78,000	–	78,750

Net loss	–	–	–	–	–	(11,745,365)	(11,745,365)

Balance, December 31, 2021	1,000	$1	50,960,140	$50,960	$7,810,759	$(18,050,001)	$(10,188,281)

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,745,365)	$(5,084,481)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	947,175	3,006,455
Amortization of debt discount	1,240,546	370,814
Loss on change in derivative liability	8,092,571	96,806
Loss on settlement of liabilities	365,547	392,900
Net change in:
Interest receivable	(40,447)	–
Prepaid assets	117,167	149,351
Other deposits	25,000	(25,000)
Accounts payable and accrued expenses	235,883	535,149
Accounts payable - related party	(20,464)	(62,786)
CASH FLOWS USED IN OPERATING ACTIVITIES	(782,387)	(620,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable	(850,000)	–
CASH FLOWS USED IN INVESTING ACTIVITIES	(850,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	408,000	100,000
Proceeds from convertible notes	1,492,000	581,350
Payments on convertible notes	(513,750)	(33,463)
Proceeds from notes payable	250,000	10,000
Payments on notes payable	–	(13,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,636,250	644,887

NET CHANGE IN CASH	3,863	24,095
Cash, beginning of period	25,786	1,691
Cash, end of period	$29,649	$25,786

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid on interest expenses	$91,043	$–
Cash paid for income taxes	$–	$–

NON-CASH TRANSACTIONS
Debt discount created by derivative liability	$3,874,620	$616,578
Common shares issued for conversion of debt and accrued interest	$450,000	$320,400
Common shares issued for settlement of notes payable and accrued interest	$202,645	$–
Common stock issued for deferred offering costs and debt discounts	$283,750	$–
Deferred offering costs offset against additional paid in capital	$205,000	$–
Extinguishment of liability related to Geosolar	$379,850	$–
Extinguishment of derivative liability due to conversion	$609,373	$222,657
Prepaid expenses financed with convertible notes payable	$–	$390,000
Funds received in escrow	$3,115,000	$–
Funds distributed from escrow	$(1,144,463)	$–

The accompanying notes are an integral part of these financial statements.

Fourth Wave Energy, Inc.

Notes to the Financial Statements

December 31, 2021

Note 1. Basis of Presentation

Fourth Wave Energy, Inc. (formerly Wadena Corp. and Pierre Corp.) (“we”, “our”, the “Company”) was incorporated in Nevada on January 21, 2011.  Since its incorporation, the Company has attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

On March 16, 2020 we acquired all of the outstanding shares of Fourth Wave Energy, Inc., a Colorado corporation (“FWI”), for 6,200,000 restricted shares of our common stock. On March 20, 2020, shareholders owning a majority of the Company’s outstanding shares of common stock amended the Company’s Articles of Incorporation to change the name of the Company from Pierre Corp. to Fourth Wave Energy, Inc.

In connection with the acquisition of FWI in March 2020, the Company entered into consulting agreements with certain founders of FWI. The consulting agreements require the Company to collectively pay $379,850 in consulting fees during the terms of the consulting agreements. In March 2021 the Company agreed to sell the FWI technologies and its business plan to GeoSolar Technologies, Inc. a Colorado corporation (“GST”) in exchange for 10,000,000 shares of GST common stock (the “GST Shares”), such GST Shares distributable to the Company’s shareholders. As a part of this transaction, the consultants agreed to release the Company from any liability for any consulting fees owed to them by the Company and return a portion of the Company’s common stock held by such consultants. During the year ended December 31, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled. The technology granted to GST was carried on our balance sheet at zero value and the shares received were also recorded at no value. FWI was voluntarily dissolved on December 8, 2021. The ex-dividend date, record date and distribution date for the registered distribution of the GST Shares to the Company's shareholders, subject to FINRA clearance, is the following:

Ex-Dividend Date: 12/06/2021

Record Date: 12/07/2021

Distribution Date: 12/14/2021

Merger Agreement

Effective January 31, 2022 (the “Effective Time”), the Company, FWAV Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company (the “Acquisition Subsidiary”) and EdgeMode, a Wyoming corporation (“EdgeMode”) closed on the previously disclosed Agreement and Plan of Merger and Reorganization dated December 2, 2021 (the “Merger Agreement”). In accordance with the Merger Agreement, Acquisition Subsidiary merged with and into EdgeMode (the “Merger” or “Transaction”), with EdgeMode remaining as the surviving entity after the Merger and becoming a wholly owned subsidiary of the Company. In the Merger, the shares of common stock, no par value per share, of EdgeMode issued and outstanding immediately prior to the Effective Time, represent 80% of the Company’s outstanding common stock on a fully diluted basis (or 313,950,672 shares of common stock). Furthermore, pursuant to the terms of the Merger the Company’s sole shareholder of the Company’s preferred stock converted such shares into 1,000 shares of common stock.

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

Simultaneously with the Merger, approximately $4,574,132 of principal and interest of outstanding notes previously issued by the Company automatically converted into an aggregate of 18,296,528 shares of the Company’s common stock issued to 31 former noteholders. In addition, the Company has repaid approximately $988,000 of principal amount of notes. At the Effective Time the Company has nominal liabilities, excluding the debt and liabilities of EdgeMode. Prior to the closing of the Transaction, the Company was a shell company.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2021 and 2020:

Fair value measured at December 31, 2021
	Total carrying value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$12,033,840	$–	$–	$12,033,840

Fair value measured at December 31, 2020
	Total carrying value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Derivative liabilities	$676,022	$–	$–	$676,022

There were no transfers between Level 1, 2 or 3 during the period.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2021 and 2020:

Fair value as of December 31, 2019	$185,295
Fair value on the date of issuance recorded as a debt discount	616,580
Fair value on the date of issuance recorded as a loss on derivatives	82,818
Extinguishment of liability to equity due to conversions	(222,657)
Extinguishment of liability due to payoff of debt	83,083
Loss on change in fair value of derivatives	96,804
Fair value as of December 31, 2020	676,022
Fair value on the date of issuance recorded as a debt discount	3,874,620
Extinguishment of liability to equity due to conversions	(609,373)
Loss on change in fair value of derivatives	8,092,571
Fair value as of December 31, 2021	$12,033,840

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

Basic and Diluted Loss Per Share

The Company presents both basic and diluted net loss per share on the face of the statements of operations. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted per share calculations give effect to all potentially dilutive shares of common stock outstanding during the period, including stock options and warrants, and using the treasury-stock method for stock options and warrant and the “if converted” method for convertible notes payable and preferred stock. If anti-dilutive, the effect of potentially dilutive shares of common stock is ignored. During the year ended December 31, 2021, 9,442,857 of warrants and 17,786,270 shares issuable from convertible notes were considered for their dilutive effects. During the year ended December 31, 2020, 1,142,857 of warrants and 10,191,928 shares issuable from convertible notes were considered for their dilutive effects. As a result of the Company’s net losses for the years ended December 31, 2021 and 2020, all potentially dilutive instruments were excluded as their effect would have been anti-dilutive.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2021 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4. Note Receivable

On August 20, 2021 the Company entered into a Letter of Intent with EdgeMode. Pursuant to the Letter of Intent, the Company will, at the closing, acquire all of the issued and outstanding shares of EdgeMode for that number of shares of the Company's common stock which, at closing, will represent 80% of the Company's outstanding shares of common stock. During the year ended December 31, 2021, the Company loaned EdgeMode $1,620,000 to assist in securing hosting facilities. The notes bear interest at 16% per annum and are due and payable March 2022 through June 2022. As of December 31, 2021, the Company recorded interest receivable of $40,447 related to the notes. Upon closing of the Merger Agreement, amounts due to the Company from Edgemode will be consolidated as part of the ongoing business. Effective January 31, 2022, the Company and EdgeMode, closed on the Merger Agreement.

Note 5. Related Party Transactions

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

Fees earned during the period are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Prior period balance	$21,837	$104,623
Management fees	138,000	138,000
Cash advances	–	9,305
Expenses paid on behalf of Company	10,503	4,229
Non-cash repayments	–	(20,000)
Repayments	(168,967)	(214,320)
End of period balance	$1,373	$21,837

On October 28, 2020, the Company’s President converted $20,000 of accrued management fees for 2,000,000 shares of common stock at a conversion price of $0.01. As result of the conversion, the Company recognized a $360,000 loss on conversion of debt.

During the year ended December 31, 2020, the Company paid $2,625 to a relative of the President for consulting services.

On April 1, 2021, the Company entered into a services agreement with Axiom Group, which is owned by the President of the Company. The services agreement includes investor relation services for a term of eighteen months for compensation of $90,000. During the year ended December 31, 2021, the Company prepaid the $90,000 services agreement and will amortize the prepayment over the term on the agreement. As of December 31, 2021, $45,000 of the services agreement is reflected in prepaid expenses.

Note 6. Notes Payable

On January 15, 2020, the Company converted $20,000 in advances from a third party into a promissory note. The unsecured note bears an interest rate of 8% and matures on January 15, 2021. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand. On February 16, 2021, the Company settled the $20,000 promissory note and $1,745 of accrued interest and issued 217,447 shares of common stock as consideration for the debt settlement. As a result, the Company recognized a loss on settlement of debt of $76,106.

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

During the year ended December 31, 2020, the Company repaid advances of $3,000. The advances are unsecured, non-interest bearing and have no specific terms for repayment and payable on demand.

On April 16, 2021, the Company converted $180,900 of advances into 1,809,000 shares of common stock at a conversion price of $0.10. As a result, the Company recognized a loss on settlement of debt of $289,440.

On December 21, 2021, the Company issued a $250,000 promissory note. The unsecured note bears an interest rate of 3% and matures on January 30, 2022. As of December 31, 2021, the Company recorded accrued interest of $205 related to this note.

As of December 31, 2021 and 2020 the combined advances and notes payable totaled $285,000 and $235,900, respectively.

Note 7. Convertible Notes Payable and Derivative Liability

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

On June 4, 2019, the Company borrowed $55,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $5,000 which will be amortized over the life of the note. The loan bears interest at a rate of 10% and is due and payable on March 4, 2020 and is currently past due. If a default notice is received the interest rate will be 20%. At any time on or before December 1, 2019 the Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 20% to 40%. After December 1, 2019, the Company may not repay the loan without the consent of the lender. At any time after December 1, 2019, the unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $33,615 which was recorded as a discount on the note payable. On June 1, 2021, $15,000 of the unsecured convertible note principal was converted into 136,364 shares of common stock at $0.11 per share. On July 2, 2021, the Company repaid $40,000 in principal, $11,310 in accrued interest and $28,690 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $55,000.

On September 9, 2019, the Company borrowed $30,000 from an unrelated third party. The loan is evidenced by an unsecured note which had an original issuance discount of $2,500 plus an additional $2,500 to pay for transaction fees of the lender, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on March 9, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $31,581, of which $20,291 was recorded as a day one loss on the derivative liability and an additional $11,290 was recorded as a discount on the notes payable. In addition, the note holder was issued 25,000 shares of common stock with a relative fair value of $13,710 which was recorded as a debt discount and will be amortized over the life of the note. On February 11, 2021, the Company repaid $30,000 in principal, $3,854 in accrued interest and $11,146 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0. As of December 31, 2020, the balance on the loan, net of unamortized discount of $0, was $30,000.

On November 14, 2019, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $20,000, which will be amortized over the life of the note. The loan bears interest at a rate of 9% and is due and payable on May 14, 2020 and is currently past due. If a default notice is received the interest rate will be 18%. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $89,071, of which $24,071 was recorded as a day one loss on the derivative liability and an additional $65,000 was recorded as a discount on the convertible notes payable. As of December 31, 2021 and 2020, the balance on the loan, net of unamortized discount of $0, was $85,000.

On January 23, 2020, the Company entered into an agreement for up to $120,000 in debt financing. The unsecured note had an original issuance discount of $10,500, which will be amortized over the life of the note. The loan bears interest at a rate of 10% and each tranche is due and payable twelve months from the date funded. The Company may prepay the loan by paying the lender the outstanding loan principal and accrued interest plus premiums ranging from 5% to 25% and accrued interest. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 45% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days immediately prior to the date of conversion. On January 23, 2020, the Company received $40,000 with original issuance discount of $5,000 from the first tranche of the note. On August 12, 2020, the Company received $20,000 with original issuance discount of $4,150 from the second tranche of the note. In addition, the note holder was issued 45,777 common stock warrants with a fair value of $6,249 which was recorded as a day one loss on the derivative liability. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The first tranche day one derivative liability was $50,164, of which $15,164 was recorded as a day one loss on the derivative liability and an additional $35,000 was recorded as a discount on the notes payable. The second tranche day one derivative liability was $18,135, of which $2,285 was recorded as a day one loss on the derivative liability and an additional $15,850 was recorded as a discount on the notes payable. During the year ended December 31, 2020, $6,538 of the unsecured convertible note principal and $3,000 of interest was converted into 325,000 shares of common stock, of which 125,000 shares at a conversion price of $0.02275 per share and 175,000 shares at $0.035 per share. On November 20, 2020, the Company paid $33,463 in principal payments, $2,765 of accrued expense and $50,772 of additional interest expense on the note. On January 15, 2021, the Company repaid $20,000 in principal, $882 in accrued interest and $12,118 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0. As of December 31, 2020, the balance on the loan, net of unamortized discount of $12,000, was $8,000.

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

During the year ended December 31, 2020, the Company issued convertible notes in the principal amount of $285,000. The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from April through June 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $254,317, of which $10,317 was recorded as a day one loss on the derivative liability and an additional $244,000 was recorded as a discount on the convertible notes payable. On January 15, 2021, the Company converted a $10,000 promissory note into 100,000 shares of common stock at a conversion price of $0.10. In May 2021, the Company converted $275,000 of promissory notes into 2,750,000 shares of common stock at a conversion price of $0.10. As of December 31, 2021, the balance on the loans, net of unamortized discount of $0, was $0. As of December 31, 2020, the balance on the loans, net of unamortized discount of $160,412, was $124,588.

On August 6, 2020, the Company issued a note in the principal amount of $390,000 for payment of investor relations services. The note does not bear interest, is unsecured and is due and payable on August 6, 2023. At the option of the holder, the note is convertible into shares of the Company's common stock. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price shall be the lesser of $0.40 or 85% of the trading price of the Company’s common stock on the day immediately preceding the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $158,542, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. On November 24, 2021, the Company and the noteholder agreed to exchange the August 6, 2020 note for a new note. The new note is unsecured, bear interest at 8% per year, and is due and payable in November 2022. At the option of the lenders the loans may be converted into shares of the Company's common stock at a conversion price of $0.25 per share. In conjunction the convertible note payable 780,000 common stock warrants were issued with a fair value of $253,994 which was recorded as a day one loss on the derivative liability. The warrants have a five year life and an exercise price of $0.50. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0 was $390,000. As of December 31, 2020, the balance on the loan, net of unamortized discount of $94,691 was $295,309.

On November 17, 2020, the Company entered into a debt agreement to borrow $85,000. The unsecured note had an original issuance discount of $3,500, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on November 17, 2021. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. The conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. Due to the variable conversion feature the note conversion feature was bifurcated from the note and recorded as a derivative liability. The day one derivative liability was $130,303, of which $48,803 was recorded as a day one loss on the derivative liability and an additional $81,500 was recorded as a discount on the convertible notes payable. On February 3, 2021, the Company repaid $85,000 in principal, $1,453 in accrued interest and $21,590 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0. As of December 31, 2020, the balance on the loan, net of unamortized discount of $74,753, was $10,247.

On June 25, 2021, the Company entered into a debt agreement to borrow $88,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on June 25, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. On November 3, 2021, the Company repaid $88,750 in principal, $2,548 in accrued interest and $26,326 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On July 21, 2021, the Company entered into a debt agreement to borrow $58,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on July 21, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. On December 6, 2021, the Company repaid $58,750 in principal, $1,777 in accrued interest and $15,944 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

On September 17, 2021, the Company entered into a debt agreement to borrow $150,000. The unsecured note bears interest at a rate of 8% and is due and payable on September 17, 2022. Following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $54,188, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. In addition, the note holder was issued 300,000 common stock warrants with a fair value of $7,378 which was recorded as a day one loss on the derivative liability. The warrants have an exercise price of $0.50 and expire five years following issuance. As of December 31, 2021, the balance on the loan, net of unamortized discount of $38,769, was $111,231.

On September 21, 2021, the Company entered into a debt agreement to borrow $110,000. The unsecured note had an original issuance discount of $13,000, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on September 21, 2022. Following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at fixed conversion price of $0.25. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $57,628, which was recorded as a discount on the convertible notes payable and will be amortized over the life of the note. In addition, the note holder was issued 220,000 common stock warrants with a fair value of $6,391 which was recorded as a day one loss on the derivative liability. The warrants have an exercise price of $0.50 and expire five years following issuance. As of December 31, 2021, the balance on the loan, net of unamortized discount of $41,682, was $68,318.

On September 28, 2021, the Company entered into a debt agreement to borrow $500,000. The secured note bears interest at a rate of 1.67% per month and is due and payable on December 30, 2021. The note is currently past due, and the Company has not received a default notice. The note is secured by the 1,000 issued and outstanding shares of the Company’s Series A Preferred Stock. The unpaid principal is convertible into shares of the Company’s common stock at the fixed conversion price of $0.25. The note holder was issued 250,000 shares of common stock with a fair value of $78,750 which was recorded as debt discount. Due to the other variable convertible notes, the fixed convertible note is treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability of $158,623 was recorded as a day one loss on the derivative liability and will be amortized over the life of the note. In December 2021, the Company repaid $250,000 in principal and $25,000 in accrued interest on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $250,000.

On September 28, 2021, the Company entered into a debt agreement to borrow $103,750. The unsecured note had an original issuance discount of $3,750, which will be amortized over the life of the note. The loan bears interest at a rate of 8% and is due and payable on September 28, 2022. The unpaid principal is convertible into shares of the Company’s common stock at the conversion price. Commencing one hundred eighty (180) days following the issuance date of the note, the noteholder shall have the right to convert all or any part of the outstanding and unpaid principal balance of the note, at any time, into shares of common stock of the Company at variable conversion price is 65% of the average two lowest trading price of the Company’s common stock during the 15 consecutive trading days immediately prior to the date of conversion. On December 6, 2021, the Company repaid $103,750 in principal, $1,569 in accrued interest and $26,019 additional interest expense on the convertible note payable. As of December 31, 2021, the balance on the loan, net of unamortized discount of $0, was $0.

During the year ended December 31, 2021, the Company issued convertible notes in the principal amount of $150,000. The notes are unsecured, have a six-month maturity, bear interest at 8% per year, and are due and payable at various dates from July through August 2021. At the option of the holder, the notes can be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.10. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $360,675, of which $213,495 was recorded as a day one loss on the derivative liability and an additional $147,180 was recorded as a discount on the convertible notes payable. On May 18, 2021, the Company converted $150,000 of promissory notes into 1,500,000 shares of common stock at a conversion price of $0.10. As of December 31, 2021, the balance on the loans, net of unamortized discount of $0, was $0.

In October and November of 2021, the Company issued convertible notes in the principal amount of $3,500,000. The notes are unsecured, bear interest at 8% per year, and are due and payable at various dates in October and November 2022. One of the unsecured notes had an original issuance discount of $30,000, which will be amortized over the life of the note. At the option of the lenders the loans may be converted into shares of the Company's common stock at a conversion price of $0.25 per share. In conjunction the convertible notes payables 7,000,000 warrants were issued common stock warrants were issued with a fair value of $2,689,807, of which $2,420,617 was recorded as a day one loss on the derivative liability and an additional $269,190 was recorded as a discount on the convertible notes payable. The warrants have a five year life and an exercise price of $0.50. Due to the other variable convertible notes, these fixed convertible notes are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $4,080,819, of which $850,009 was recorded as a day one loss on the derivative liability and an additional $3,230,810 was recorded as a discount on the convertible notes payable. Of the $3,500,000 in convertible notes, the Company received $355,000 in cash proceeds. The remainder of the funds remain in an escrow account and will be released upon execution of the Merger Agreement. As of December 31, 2021, $1,970,537 remained in escrow. See Footnote 11.

As of December 31, 2021, the total derivative liability on the above notes was adjusted to a fair value of $12,033,840. During the year ended December 31, 2021, $1,240,546 of the discount was amortized leaving an unamortized balance of $3,108,930. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.16 - $0.58, volatility of 42.59% - 149.77% based on a comparable company peer group, expected term of 0.50 - 5.00 years, risk-free rate of 0.03% - 1.26% and a dividend yield of 0%. As of December 31, 2020, the total derivative liability on the above notes was adjusted to a fair value of $676,022. During the year ended December 31, 2020, $370,814 of the discount was amortized leaving an unamortized balance of $341,856. The fair value of the conversion option was estimated using the Black-Scholes option pricing model and the following assumptions during the period: fair value of stock $0.12 - $0.55, volatility of 50% - 73% based on a comparable company peer group, expected term of 1.00 - 5.00 years, risk-free rate of 0.10% - 1.55% and a dividend yield of 0%.

Note 8. Equity

Common Stock

Fiscal Year 2021

On December 1, 2020, the Company entered into a three month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant a monthly fee of $10,000 plus 400,000 shares of common stock. In December 2020, 400,000 shares of common stock were issued for services. The shares were valued at $0.23, the closing price of the Company’s stock on December 1, 2020. During year ended December 31, 2021, the Company issued the remaining 800,000 shares related to the agreement and recognized $182,000 of expense.

On January 28, 2021, the Company entered into a purchase agreement with an investor, Tysadco Partners LLC, (the “Investor”) providing for the purchase of up to $10,000,000 of the Company’s common stock (“the Equity Line”) over a 24-month-term that commenced on January 28, 2021. In February 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 ($0.12 per share). There are no registration rights with respect to these shares. On April 16, 2021, the Investor purchased 1,700,000 restricted shares of the Company’s common stock for $204,000 at a value of $0.12 per share. As consideration for entering into the purchase agreement, the Company issued 500,000 shares of common stock to the Investor as a commitment fee. The shares were valued at approximately $205,000 and were recorded as deferred offering costs on the balance sheet. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the year ended December 31, 2021, $205,000 of deferred offering cost was charged against paid-in capital. As of December 31, 2021, unamortized deferred offering costs totaled $0.

On July 24, 2021, the Company entered into a six month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 300,000 shares of common stock. On August 13, 2021, 300,000 shares of common stock were issued for services. The shares were valued at $0.18, the closing price of the Company’s stock on date of issuance. During the year ended December 31, 2021, the Company recognized $44,750 of expense and will recognize the remaining expense over the service period of the consulting agreement.

On August 26, 2021, the Company entered into a consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 3,000,000 shares of common stock. On August 26, 2021, 3,000,000 shares of common stock were issued for services. The shares were valued at $0.225, the closing price of the Company’s stock on date of issuance. During the year ended December 31, 2021, the Company recognized $675,000 of expense related to the consulting agreement.

On September 28, 2021, the Company issued 250,000 shares of common stock with a convertible note payable. The shares were valued at $78,750 which were recorded a debt discount. See Note 7.

On November 1, 2021, the Company entered into a four month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 250,000 shares of common stock. The shares were valued at $0.36 the closing price of the Company’s stock on date of issuance for a total of $90,000, which was recorded in additional paid in capital. During the year ended December 31, 2021, the Company recognized $44,875 of expense and will recognize the remaining expense over the service period of the consulting agreement.

During the year ended December 31, 2021, the Company issued 4,486,364 shares of common stock, upon settlement of convertible notes in the principal amount of $450,000. See Note 7.

During the year ended December 31, 2021, the Company settled notes payable of $200,900 and accrued interest of $1,745 by issuing 2,026,447 shares of common stock as consideration for the debt settlement. As a result, the Company recognized a loss on settlement of debt of $365,547. See Note 6.

During the year ended December 31, 2021, 4,700,000 shares of the Company's common stock were returned to the Company and cancelled. See Note 1.

Fiscal Year 2020

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

On October 28, 2020, the Company issued 2,000,000 shares of common stock upon the conversion of $20,000 in accrued management fees. See Note 5.

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

During the year ended December 31, 2020, the Company issued 940,000 shares of common stock upon the conversion of debt $94,000 of principal. See Note 6.

During the year ended December 31, 2020, the Company issued 1,419,166 shares of common stock upon the conversion of debt $200,538 of principal and $5,862 of accrued interest. See Note 7.

Preferred Stock

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote. The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 31, 2020 at the rate of $0.10 per share per year. The Company's President is the holder of all Series A Preferred shares. See Footnote 11.

Stock Warrants

On August 7, 2020, the Company issued 45,977 common stock warrants in conjunction with a convertible note. The warrants have a 5-year life and an exercise price of $0.87. The common stock warrants had a fair value of $6,249 which was recorded as a day one loss on the derivative liability. In September 2020, there was a partial conversion of debt at a conversion price of $0.035 as described in Note 7. Due to a reset provision in the warrant agreement, the exercise price reset to $0.035 and the corresponding warrants increased to 1,142,857.

During the year ended December 31, 2021, the Company issued 8,300,000 common stock warrants in conjunction with convertible notes. The warrants have a 5-year life and an exercise price of $0.50. The common stock warrants had a fair value of $2,610,419 which was recorded as a day one loss on the derivative liability.

The following table summarizes the stock warrant activity for the years ended December 31, 2021 and 2020:

		Weight-Average
	Warrants	Exercise Price Per Share
Outstanding, December 31, 2019	–	–
Granted due to reset provision	1,142,857	$0.035
Exercised	–
Forfeited	–
Expired	–
Outstanding, December 31, 2020	1,142,857	$0.035
Granted	8,300,000	0.50
Exercised	–
Forfeited	–
Expired	–
Outstanding, December 31, 2021	9,442,857	$0.444

During the year ended December 31, 2021, the Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.135 - $0.40, Exercise price, $0.035 -$0.50, Term 3-5 years, Volatility 56.19% - 136.66%, and Discount rate 0.84% - 1.34% and a dividend yield of 0%. During the year ended December 31, 2020, the Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $0.135 - $0.40, Exercise price, $0.035 -$.087, Term 5 years, Volatility 58% - 63%, and Discount rate 0.23% - 0.36% and a dividend yield of 0%.

As of December 31, 2021, the outstanding stock warrants have a weighted average remaining term of 4.71 years and an intrinsic value of $1,286,857.

Note 9. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss	$330,700	$448,700
Valuation allowance	(330,700)	(448,700)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2021	December 31, 2020
Benefit attributable to operating loss	$2,466,500	$1,067,700
Non-deductible	(2,584,500)	(812,200)
Valuation allowance	118,000	(255,500)
Provisions for income taxes	$–	$–

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At December 31, 2021, the Company has net operating loss carry forwards totaling approximately $1,575,000, which will be carried forward to future periods.

Note 10. Commitments and Contingencies

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 11. Subsequent Events

In January 2022, the Company borrowed an aggregate of $465,000 from a number of unrelated parties. The loans are unsecured, bear interest at 8% per year, and are due and payable at various dates in January 2023. At the option of the lenders, the loans may be converted into shares of the Company's common stock at a conversion price of $0.25 per share. In conjunction with the issuance of such convertible notes, an aggregate of 930,000 warrants were issued to the lenders. The warrants have a five year term and an exercise price of $0.50 per share.

Effective January 31, 2022 (the “Effective Time”), the Company, the Acquisition Subsidiary and EdgeMode closed on the Merger Agreement. In accordance with the Merger Agreement, the Acquisition Subsidiary merged with and into EdgeMode, with EdgeMode remaining as the surviving entity after the Merger and becoming a wholly owned subsidiary of the Company. In the Merger, the shares of common stock, no par value per share, of EdgeMode issued and outstanding immediately prior to the Effective Time, represent 80% of the Company’s outstanding common stock on a fully diluted basis (or 313,950,672 shares of common stock). Furthermore, pursuant to the terms of the Merger the Company’s sole shareholder of the Company’s preferred stock converted such shares into 1,000 shares of common stock.

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

Simultaneously with the Merger, approximately $4,574,132 of principal and interest of outstanding notes previously issued by the Company automatically converted into an aggregate of 18,296,528 shares of the Company’s common stock issued to 31 former noteholders. In addition, the Company has repaid approximately $988,000 of principal amount of notes. At the Effective Time the Company has nominal liabilities, excluding the debt and liabilities of EdgeMode.

On February 24, 2022, the Company sold 600,000 shares of common stock at $0.25 per shares for total proceeds of $150,000. Each share issued included 0.5 warrants to purchase a common share at the exercise price of $0.50, which will expire five years from the issuance date.

On March 31, 2022, the Company amended and restated its articles of incorporation to increase the number of authorized common shares to 950,000,000. Additionally, the Company authorized the withdrawal of the certificate of designation for the Series A Preferred Stock which effectively reduced the number of authorized preferred shares to 4,999,000.

PART III

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process.

The existence of the continuing material weaknesses in our internal control over financial reporting increases the risk that a future restatement of our financials is possible. In order to remediate these material weaknesses, we will need to expand our accounting resources. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, however, we do not expect that the deficiencies in our disclosure controls will be remediated until such time as we have remediated the material weaknesses in our internal control over financial reporting. In order to do so, we will need to hire employees and put the requisite controls in place.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information on our current executive officers and directors:

Name	Age	Positions
Charlie Faulkner	36	Chief Executive Officer, President and Director

Simon Wajcenberg	53	Chief Financial Officer, Treasurer, Secretary and Director (Chairman)

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors (“Board”) elects officers and their terms of office are at the discretion of the Board.

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charlie Faulkner has served as our Chief Executive Officer, President and as a director of our Board since the Merger. Mr. Faulkner has served as the Chief Executive Officer of EdgeMode since its inception in 2020.  Since December 2016, he has served as an advisor at North Block Capital Ltd (“NB Capital”), an. investment group that provides asset management, corporate advisory services, and technology solutions, which he co-founded in 2016.

Simon Wajcenberg has served as our Chief Financial Officer, Treasurer and as a director of our Board since the Merger. Mr. Wajcenberg has served as the Executive Chairman of, and in other executive positions at, EdgeMode since its inception in 2020.   Since December 2016, he has served as an advisor at NB Capital, which he co-founded in 2016.

There are no family relationships between any of the executive officers and directors.

Director Independence

Our common stock is quoted on the OTCQB, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board does not have a policy as to whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. However, we have chosen to separate the Chief Executive Officer and Board Chairman positions. Currently, our Chairman is Simon Wajcenberg. Our Board has determined that its current structure, with a separate Chairman and Chief Executive Officer, both of which are co-founders of EdgeMode, is in the best interests of the Company and its shareholders at this time. We believe that this Board leadership structure is the most appropriate for the Company. In the near future, we anticipate appointing independent directors. At such time, we will appoint an independent director as the Lead Director who will have broad responsibilities and authority. At such time, we will re-evaluate the composition of the Board and its leadership structure.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

Committees of the Board

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. The Board currently acts as our audit committee. Since we are still a developing company, the Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

Stockholder Nominations.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Code of Ethics and Conduct

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on growing our business and obtaining financing for our Company. We expect to adopt a code as we further develop our business.

Director Compensation

In fiscal 2021, we did not pay any compensation to our director.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2021.

Item 11.	Executive Compensation.

Set forth below is the information regarding the compensation paid, distributed or accrued by EdgeMode for the fiscal year ended December 31, 2021 to the Company’s Chief Executive Officer (principal executive officer) serving during the last fiscal year and the other two most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table for 2021

Name and Principal Positions	Fiscal Year	Salary $	Bonus $	All Other Compensation $	Total $

Joe Isaacs (1)	2021	138,000	-	90,000 (2)	228,000
Former Chief Executive Officer	2020	138,000	-	-	138,000

_________________

(1)	Resigned on January 31, 2022 in connection with the Transaction with Edgemode.
(2)	Represents fees paid to a company controlled by the Named Executive Officer. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the service fees.

The above table does not include: (i) the $250,000 cash bonus paid to Mr. Isaacs and (ii) the 19,987,095 stock options granted to Mr. Isaacs, both subsequent to December 31, 2021.

Compensation Agreements with our Current Executive Officers

EdgeMode employed Charlie Faulkner and Simon Wajcenberg pursuant to oral employment agreements with monthly salaries which began at $10,000 per month in early 2021 and were increased to $30,000 per month in October 2021. In connection with the Transaction, we entered into formal Employment Agreements with Charlie Faulkner and Simon Wajcenberg which provided for annual base salaries of $600,000 each and the grant to each of 31,979,352 five-year vested stock options with an exercise price of $0.40 per share.

Termination Provisions

Messrs. Faulkner and Wajcenberg are entitled to certain benefits in connection with a termination of their employment upon death, disability, dismissal without cause, or constructive termination. In any such termination, the executive will receive 12 months base salary and any performance bonus that he would have been due at the time of termination. In certain circumstances, the termination provision is subject to a cure period. Cause is generally defined as (i) committing or participating in an injurious act of fraud, gross neglect, misrepresentation, embezzlement or dishonesty against the Company; (ii) participating in any injurious act or acting recklessly or in a manner which was grossly negligent against the Company; engaging in a criminal enterprise involving moral turpitude, financial or securities fraud; (iii) felony conviction; and (iv) material failure to follow the directives of the Board.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, there were no unexercised options, stock that has not vested or equity incentive plan awards for any executive officer.

On January 31, 2022, in connection with their employment agreements, each of Messrs. Charles Faulkner and Simon Wajcenberg were issued 31,979,352 five-year vested stock options with an exercise price of $0.40 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 30, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Based on 383,808,340 shares of common stock outstanding as of March 30, 2022. Beneficial ownership is determined in accordance with Rule 13d-3 and 13d-5 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

Unless otherwise specified in the notes to this table, the address for each person is: c/o Fourth Wave Energy, Inc., 350 North Orleans Street, Suite 9000N, Chicago, Il 60654, Attention: Corporate Secretary.

Title of Class	Name of Beneficial Holder	Amount of Beneficial Ownership	Percentage Beneficially Owned
5% Shareholders:

Common Stock	Christina and Roger Dixon (1)	54,354,375	15.2%

Directors and Named Executive Officers

Common Stock	Charlie Faulkner (2)	87,045,385	20.9%
Common Stock	Simon Wajcenberg (3)	100,231,784	24.1%
Common Stock	Joe Isaacs (4)	25,686,095	6.4%

	All directors and officers as a group (3 persons)	187,277,169	41.8%

(1)	Dixon. Roger Dixon was a Co-Founder of EdgeMode, the Company’s wholly-owned subsidiary. Address is 3858 County Road 308, Ellington, MO.

(2)	Faulkner. Mr. Faulkner is an executive officer and director of the Company. Includes 31,979,352 vested stock options. His ownership is included under “All directors and officers as a group”.

(3)	Wajcenberg. Mr. Wajcenberg is an executive officer and director of the Company. Includes 31,979,352 vested stock options. Includes shares beneficially owned by his wife.

(4)	Isaacs. Mr. Isaacs was the Company’s Chief Executive Officer until the closing of the Edgemode Merger. Includes 19,987,095 stock options which may vest within 60 days of the filing date of this report. Mr. Isaacs ownership is not included in the “All directors and officers as a group” ownership disclosure.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, the Company had no equity compensation plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Effective April 30, 2019, the Company agreed to increase compensation to Joe Isaacs, the Company’s former President and sole director, to $11,500 per month (from $6,000) for management services under a verbal agreement. In 2020, Mr. Isaacs converted $20,000 of accrued management fees for 2,000,000 shares of common stock. In 2021 and 2020, the Company paid the former President $138,000 of management fees (not including the $20,000 which was converted into shares of the Company’s common stock).

Additionally, in 2020, the Company paid $2,625 for consulting services to a relative of Mr. Isaacs.

On April 1, 2021, the Company entered into a services agreement with Axiom Group, a company owned by Mr. Isaacs. The services agreement includes investor relation services for a term of eighteen months for compensation of $90,000. During the year ended December 31, 2021, the Company prepaid the $90,000.

Effective January 31, 2022, pursuant to the Transaction, the Company entered into a Consulting Agreement with Mr. Isaacs whereby he will provide services to the Company in a consultancy capacity at a fee of $11,500 per month. Additionally, he was issued 19,987,095 stock options, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by M&K CPAS, PLLC, our principal auditor for fiscal 2021 and MaloneBailey, LLP, our principal auditor for fiscal 2020.

	2021 ($)	2020 ($)
Audit Fees – M&K CPAS, PLLC (1)	16,000	–
Audit Related Fees – M&K CPAS, PLLC	–	–
Audit Fees – MaloneBailey, LLP (1)	30,000	28,800
Audit Related Fees – MaloneBailey, LLP	3,000	–
Tax Fees	–	–
All Other Fees	–	–
Total	49,000	28,800

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2021 were pre-approved by the entire Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included herein.

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, As Amended and Restated				Filed
3.2	Bylaws	8-K	2/7/2022	3.2
4.1	Description of Securities				Filed
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Consulting Agreement - Isaacs	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

 ______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Fourth Wave Energy, Inc., 350 North Orleans Street, Suite 9000N, Chicago, Il 60654, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2022.

FOURTH WAVE ENERGY, INC.

Date:	April 12, 2022	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charlie Faulkner	Chief Executive Officer	April 12, 2022
Charlie Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	April 12, 2022
Simon Wajcenberg	(Principal Financial Officer)(Principal Accounting Officer) and Director

