Form 10-Q
period 2022-03-31
FOURTH WAVE ENERGY, INC.
filed 2022-05-23
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-34780

FOURTH WAVE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (707) 687-9093

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

There were 383,858,340 shares of the registrant’s common stock outstanding as of May 20, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Fourth Wave Energy, Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$136,026	$23,942
Subscription receivable	–	158,850
Prepaid expenses and other current assets	28,990	22,373
Prepaid expenses and other current assets - related party	271,543	–
Prepaid hosting services	1,586,297	1,586,297

Total current assets	2,022,856	1,791,462

Intangible assets - cryptocurrencies	422,280	303,199
Equipment, net	3,577,536	3,520,443

Total assets	$6,022,672	$5,615,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$412,610	$145,855
Accrued dividends	–	42,843
Equipment notes payable	932,663	932,273
Notes payable	35,000	1,657,580

Total current liabilities	1,380,273	2,778,551

Equipment notes payable, net of current	138,536	359,925

Total liabilities	1,518,809	3,138,476

Commitments and contingencies

Preferred shares of EdgeMode	–	341,730

Stockholders' equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized;
Series A Preferred stock, 1,000 shares authorized, zero issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Common shares, 500,000,000 shares authorized, Par value $0.001; 383,808,340 and 292,179,345 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively	383,808	292,179
Additional paid-in capital	13,579,300	5,476,850
Accumulated deficit	(9,459,245)	(3,634,131)
Stockholders' equity	4,503,863	2,134,898

Total liabilities and stockholders' equity	$6,022,672	$5,615,104

See accompanying notes to the unaudited financial statements.

Fourth Wave Energy, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021

Revenue	$271,119	$68,376
Cost of revenue	423,770	77,481

Gross margin	(152,651)	(9,105)

Operating expenses:
General and administrative expenses	5,544,086	86,002

Total operating expenses	5,544,086	86,002

Loss from operations	(5,696,737)	(95,107)

Other expense:
Interest expense	(44,840)	(18,199)
Gain (loss) on cryptocurrencies	(83,537)	5,568
Total other expense, net	(128,377)	(12,631)

Loss before provision for income taxes	(5,825,114)	(107,738)

Provision for income taxes	–	–

Net loss	(5,825,114)	(107,738)
Preferred Dividends	–	(7,650)
Net loss to common shareholders	$(5,825,114)	$(115,388)

Loss per common share - basic	$(0.02)	$(0.00)
Loss per common share - diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic	348,148,058	192,309,407
Weighted average shares outstanding - diluted	348,148,058	192,309,407

See accompanying notes to the unaudited financial statements.

Fourth Wave Energy, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Mezzanine Equity
		Preferred		Common	Additional		Total
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation	–	–	–	–	4,584,540	–	4,584,540

Net Loss	–	–	–	–	–	(5,825,114)	(5,825,114)

Balance March 31, 2022	–	$–	383,808,340	$383,808	$13,579,300	$(9,459,245)	$4,503,863

Balance December 31, 2020	–	$–	190,734,649	$190,735	$245,576	$(75,376)	$360,935

Common Shares issued in exchange for cash	–	–	7,536,184	7,536	258,959	–	266,495

Preferred Shares issued in exchange for cash	125,001	334,980	–	–	–	–	–

Contribution of Crytocurrency from related party	–	–	–	–	29,547	–	29,547

Stock-based compensation	2,206	6,750	–	–	–	–	–

Preferred dividends	–	–	–	–	–	(7,650)	(7,650)

Net loss	–	–	–	–	–	(107,738)	(107,738)

Balance March 31, 2021	127,207	$341,730	198,270,833	$198,271	$534,082	$(190,764)	$541,589

See accompanying notes to the unaudited financial statements.

Fourth Wave Energy, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net loss	$(5,825,114)	$(107,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313,883	37,105
Stock-based compensation	4,584,540	6,750
Cryptocurrency used for officer compensation	91,898	–
Loss on cryptocurrency transactions	83,537	20,708
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128,580)	(35,140)
Cryptocurrencies - mining	(271,119)	(68,376)
Accounts payable and accrued expenses	41,034	95,894
Lease liabilities	–	(7,990)

Net cash used in operating activities	(1,109,921)	(58,787)

Investing Activities:
Cash acquired in acquisition	743,513	–
Purchase of equipment	(370,976)	(334,305)
Proceeds from sale of cryptocurrencies	26,603	48,169

Net cash provided by (used in) investing activities	399,140	(286,136)

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	505,014	266,495
Proceeds from subscription receivable	158,850	–
Proceeds from issuance of preferred shares, net of offering costs	–	334,980
Payments on equipment notes payable	(220,999)	(214,361)
Proceeds from notes payable	380,000	–
Net cash provided by financing activities	822,865	601,475

Net change in cash	112,084	256,552
Cash - beginning of period	23,942	–
Cash - end of period	$136,026	$256,552

Supplemental Disclosures:
Interest paid	$44,840	$18,199
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for cryptocurrency assets	$50,000	$–
Equipment financed with notes payable	$–	$871,519
Conversion of preferred shares into common shares	$384,573	$–
Accrued dividends	$–	$7,650
Cryptocurrency assets contributed by related party	$–	$29,547

See accompanying notes to the unaudited financial statements.

Fourth Wave Energy, Inc.

Notes to the Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Fourth Wave Energy, Inc. (“we”, “our”, “Fourth Wave” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K and the annual financial statements of Edgemode filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021, as reported in the Form 10-K and Form 8-K of the Company, have been omitted.

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

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

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

The merger was accounted for as a reverse merger, whereby EdgeMode was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of EdgeMode prior to the reverse merger. The financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

NOTE 2 – Summary of significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could materially differ from these estimates. It is reasonably possible that changes in estimates will occur in the near term.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of Fourth Wave Energy, Inc. and the accounts of its 100% owned subsidiary, EdgeMode. All intercompany transactions and balances have been eliminated in consolidation.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of March 31, 2022.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. This standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provides that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the closing price of the related cryptocurrency on the day of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - Going Concern

These financial statements are prepared on a going concern basis. The Company began operations in 2020 and incurred a cumulative loss since inception. The Company’s ability to continue is dependent upon management’s plan to raise additional funds and achieve profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

NOTE 4 – Reverse Merger Transaction

Pursuant to the terms of the Merger Agreement, and in exchange for all 100% of the issued and outstanding shares of EdgeMode, EdgeMode received 313,950,672 shares of common stock, par value $.001 per share of the Company.

Prior to the Merger, EdgeMode was authorized to issue 300,000 shares of preferred stock with no par value per share, of which 261,438 were designated as Series Seed Preferred Stock (“Series Seed Preferred”) which were accounted for as mezzanine equity. Immediately prior to the Merger, the holders of the Series Seed Preferred stock converted the shares and accrued dividends into 127,207 shares of EdgeMode common stock.

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at the pre-combination carrying basis. The assets acquired and liabilities assumed are as follows:

January 31, 2022

Cash	$743,513
Prepaids	149,580
Note receivable - EdgeMode	2,040,447
Accounts payable	(7,774)
Other accrued expenses	(196,500)
Accrued interest	(24,313)
Notes payable	(35,000)
Total identified net assets	$2,669,952

NOTE 5 – Related Party Transactions

Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000.

NOTE 6 - Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of March 31, 2022 the company has prepaid a total of $1,586,297 which the company expects to begin using during the third quarter of 2022.

Prior to the merger, the Company entered into additional service contracts with Mr. Isaacs, which as of March 31, 2022 had a value of $31,543 to be expense over the remaining service period.

NOTE 7 – Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

As of March 31, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	March 31,	December 31,
	(years)	2022	2021
Cryptomining equipment	2-5 years	$2,615,721	$2,615,721
Cryptomining equipment - not in service		2,108,162	1,737,186
		4,723,883	4,352,907
Accumulated depreciation		(1,146,347)	(832,464)
Net book value		$3,577,536	$3,520,443

Total depreciation expense for the three months ended March 31, 2022 and 2021, was $313,883 and $37,105 respectively.

As of March 31, 2022 the company had $2,108,162 of equipment that is not yet in service. The company expects to place the equipment into service beginning in September 2022.

NOTE 8 – Equity

The Company has authorized 500,000,000 shares of common stock, par value of $0.001, and as of March 31, 2022 has issued 383,808,340 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

Preferred shares

We are authorized to issue 5,000,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series will be established by the Board. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. In connection with the Transaction, the only outstanding preferred stock was converted into common stock. As of the date of this report, there are no outstanding shares of preferred stock.

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote. The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 31, 2020 at the rate of $0.10 per share per year. As part of the recapitalization, the 1,000 shares were converted into common shares.

Common shares

During the three months ended March 31, 2022, the Company issued 1,574,394 common shares for cash and cryptocurrency proceeds of $555,014. In connection with the stock purchases, the Company issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.50, which expire five years from the date of grant.

During the three months ended March 31, 2022, the Company received $158,850 in cash proceeds from the sale of common shares that were classified as subscription receivables as of December 31, 2021.

On November 1, 2021, the Company entered into a four month consulting agreement for investor relation services. Upon signing the agreement, the Company agreed to pay the consultant 250,000 shares of common stock. The shares were valued at $0.36 the closing price of the Company’s stock on date of issuance for a total of $90,000, which was recorded in additional paid in capital. During the three months ended March 31, 2022, the Company recognized the remaining $44,875 of expense according to the service period of the consulting agreement.

Stock Options

During the three months ended March 31, 2022, the Company issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The Company used the black-scholes option pricing model to value the options and determined a fair value of $6,809,498 and expensed $4,539,665 during the three months ended March 31, 2022. As of March 31, 2022, the Company has $849,996 of value remaining which is being disputed as discussed in Note 11 and $2,269,833 of remaining amortization to be expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	19,987,095	0.40
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2022	20,124,568	$0.39

As of March 31, 2022, the Company had no stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.81 years as of March 31, 2021. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2022, the intrinsic value for the options vested and outstanding was $0 and $34,368, respectively.

Stock Warrants

In connection with the convertible promissory notes issued prior to the merger, the Company issued warrants to purchase 1,230,000 shares of common stock with an exercise price of $0.50, which expire five years from the date of grant.

The following table summarizes the stock warrant activity for the three months ended March 31, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	9,442,857	$0.44
Granted	1,230,000	0.50
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2022	10,672,857	$0.45

NOTE9 - Notes Payable

Notes Payable

Pursuant to the merger agreement, the Company acquire outstanding note payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Simultaneously with the Merger, approximately $4,574,132 of principal and interest of outstanding notes previously issued by the Company automatically converted into an aggregate of 18,296,528 shares of the Company’s common stock issued to 31 former noteholders. The conversion and issuance of shares of the Company’s common stock is presented as part of the recapitalization on the equity statement

Equipment Notes Payable

In February 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $199,800 and 24 equal monthly payments of $32,760. The Company used a 15% discount rate to determine the net present value of the loan value of $871,519. The balance of the loan as of March 31, 2022 is $336,266.

In May 2021, the Company entered into a financing agreement whereby the Company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $299,808, the first month payment of $79,056 and 23 equal monthly payments of $39,528. The Company used a 15% discount rate to determine the net present value of the loan value of $1,148,237. The balance of the loan as of December 31, 2021 is $507,663.

In July 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $100,800 and 24 equal monthly payments of $15,660. The Company used a 15% discount rate to determine the net present value of the loan value of $421,835. The balance of the loan as of December 31, 2021 is $227,270.

The following table presents the future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year	Principal Amount
2022	$711,275
2023	359,924
2024	–
2025	–
2026	–
Remaining	–
Total	$1,071,199

NOTE 10 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the three months ended March 31, 2022:

Cryptocurrency at December 31, 2021	$303,199
Revenue recognized from cryptocurrency mined	271,119
Additions of cryptocurrency - sale of common stock	50,000
Proceeds from sale of cryptocurrencies	(26,603)
Cryptocurrency used for officer compensation	(91,898)
Realized gain on sale/exchange of cryptocurrencies	(83,537)

Cryptocurrency at March 31, 2022	$422,280

NOTE 11 – Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473.

NOTE 12 - Subsequent Events

On May 17, 2022 the Company sold 50,000 shares of restricted common stock to an accredited investor at a purchase price of $0.50 per share for gross proceeds of $25,000 under an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not pay any fees or commissions. The proceeds shall be used for working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the annual financial statements of Edgemode filed with the SEC on Form 8-K. The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2022 (the “2022 Quarter”) with those for the three months ended March 31, 2021 (the “2021 Quarter”).  Additionally, the twelve months ending December 31, 2022 are referred to as “Fiscal 2022.”

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”, as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding expanding our business and our liquidity as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise capital to buy the machines we have commitments to purchase and those discussed under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2021 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We are an early-stage cryptocurrency mining. Although Edgemode, our new wholly-owned subsidiary, has historically mined Ethereum, we are now focused on expanding the operations by mining Bitcoin which we anticipate to begin mining Bitcoin in the second half of 2022.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Our revenues for the 2022 Quarter was $271,119 compared to $68,376 for the 2021 Quarter. The reason for the increase was the Company began operations in March of 2021 for one month of initial operations versus having a full quarter of operations for the 2022 quarter.

Our cost of revenues for the 2022 Quarter was $423,770 compared to $77,481 for the 2021 Quarter. The reason for the increase was the Company began operations in March of 2021 for one month of initial operations versus having a full quarter of operations for the 2022 quarter.

Our operating expenses for the 2022 Quarter was $5,544,086 compared to $86,002 for the 2021 Quarter. The reason for the increase was the company began operations in March of 2021 for one month of initial operations versus having a full quarter of operations for the 2022 Quarter. In the 2022 Quarter, the Company incurred stock-based compensation expense of $4,584,540 compared to $6,750 for the 2021 Quarter.

Our other expenses for the 2022 Quarter was $128,377 compared to $12,631 for the 2021 Quarter. The reason for the increase was an increase in interest expense from additional loans as well as an increased loss on cryptocurrencies due to increased transactions and changes in market prices.

LIQUIDITY AND CAPITAL RESOURCES

As of May 16, 2022, the Company had approximately $150,000 of cash. Our liquidity is primarily derived from selling the crypto that we mine, and debt and equity investments from accredited investors. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $60 million in equity capital through private placements. The Company has signed a non-binding term sheet for a $400 million debt facility which it hopes to complete by the end of the second quarter ending June 30, 2022. We can provide no assurances that any such financings will be successful, nor will they be on terms that we can agree on.

The Company has signed $300 million in hardware purchase orders. Completion on the $400 million debt facility is required in order to make payment on these purchase orders. We can provide no assurance to investors that we will have access to such a large amount of capital and if so that it will be available on terms that we would accept. In such event, the Company may incur significant and/or shareholders will suffer large dilution.

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

Summary of cash flows

	March 31, 2022	March 31, 2021
Net cash (used) in operating activities	$(1,109,924)	$(58,787)
Net cash (used) in investing activities	$399,140	$(286,136)
Net cash provided by financing activities	$822,865	$601,475

During the 2022 Quarter and 2021 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Quarter, cash used in operating activities of $1,109,921 primarily resulted from its net loss of $5,797,205, offset by stock-based compensation of $4,584,540 and loss on cryptocurrency transactions of $124,529.

During the 2021 Quarter, cash used in operating activities of $58,787 primarily resulted from its net loss of $107,738 offset by stock-based compensation of $6,750 and loss on cryptocurrency transactions of $20,708.

Investing Activities

Cash provided by investing activities in the 2022 Quarter of $399,140 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $26,603 from sale of cryptocurrency assets, offset by the purchase of equipment of $370,976.

Cash used in investing activities in the 2021 Quarter of $286,136 resulted from proceeds of $26,603 from the sale of cryptocurrency assets, offset by the purchase of equipment of $334,305

Financing Activities

In the 2022 Quarter, cash used in financing activities of $822,865 consisted of $663,864 in net proceeds from the issuance of common shares, $380,000 in proceeds from the issuance of notes payable, offset by payments on equipment notes payable of $220,999.

In the 2021 Quarter, cash used in financing activities of $601,475 consisted of $266,495 in net proceeds from the sale of common shares, $334,980 in net proceeds from the sale of preferred shares, offset by payments on equipment notes payable of $214,361.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting for the following reasons:

•	Due to our small number of employees and limited resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

•	As a result of a lack of qualified accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management’s discussion and analysis, which could lead to overlooking items requiring disclosure.

•	Difficulty applying complex accounting principles.

We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2021 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the 2022 Quarter that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  May 23, 2022

FOURTH WAVE ENERGY, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization+	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.3	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.3
10.1	Form of Executive Employment Agreement+	8-K	2/7/2022	10.1
10.2	Consulting Agreement – Isaacs	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)(

+     Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Fourth Wave Energy, Inc.; 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301; Attention: Corporate Secretary.

