Form 10-Q/A
period 2022-03-31
Edgemode, Inc.
filed 2022-08-22
CIK 1652958

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

Commission file number 000-55647

EDGEMODE, INC.

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

Explanatory Note

EdgeMode, Inc. (Formerly Fourth Wave Energy, Inc.) ( the "Company") is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend its Quarterly Report for the quarter ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2022 (the “Original Report”), to restate the Company's unaudited consolidated financial statements for the period ended March 31, 2022. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended March 31, 2022, should no longer be relied upon. On June 3, 2022 the Company changed its name from Fourth Wave Energy Inc. to Edgemode, Inc. Unless the context otherwise requires, references in this Amended Report to “the Company,” “we,” “us” or “our” refer to the Company and its subsidiary, EdgeMode, a Wyoming corporation.

Background

On August 17, 2022, the Company’s Board of Directors of the Company, after consideration of the relevant facts and circumstances and after consultation with management and M&K CPAS, PLLC, the Company’s independent auditors, concluded that the Company’s unaudited consolidated interim financial statements as of March 31, 2022 and for the quarterly period ended March 31, 2022 included in the Original Report should be restated, and that such financial statements previously filed with the SEC should no longer be relied upon as a result of the omission of issued options which resulted in the Company’s consolidated operating expenses for the three months ended March 31, 2022 being understated by approximately $17.8 million in the Original Report.

With this error being corrected in this Amended Report, net loss increased by $17.8 million. Additionally, the change impacted our basic and diluted net loss per common share calculations. See restated Note 3. Restatement to our unaudited consolidated financial statements included in this Amended Report for the adjustments to the consolidated financial statements related to this misstatement. The Company has also made corresponding amendments to Management's Discussion and Analysis of Financial Condition and Results of Operations and applicable footnote disclosures.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Amended Report has been identified as “As Restated.”

In connection with the restatement, the Company’s management concluded that as of March 31, 2022, the Company continued to have material weaknesses in its internal control over financial reporting as previously identified in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021, and that its disclosure controls and procedures were not effective. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weaknesses identified, refer to “Part I, Item 4. Controls and Procedures,” which remains unchanged from the Original Report.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Information
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II – Item 6. Exhibits and Signatures

In addition, in accordance with SEC rules, Part II, Item 6 of the Original Report has been amended to include the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
	(As Restated)
ASSETS
Current assets:
Cash	$136,026	$23,942
Subscription receivable	–	158,850
Prepaid expenses and other current assets	28,990	22,373
Prepaid expenses and other current assets - related party	271,543	–
Prepaid hosting services	1,586,297	1,586,297

Total current assets	2,022,856	1,791,462

Intangible assets - cryptocurrencies	422,280	303,199
Equipment, net	3,577,536	3,520,443

Total assets	$6,022,672	$5,615,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$412,610	$145,855
Accrued dividends	–	42,843
Equipment notes payable	932,663	932,273
Notes payable	35,000	1,657,580

Total current liabilities	1,380,273	2,778,551

Equipment notes payable, net of current	138,536	359,925

Total liabilities	1,518,809	3,138,476

Commitments and contingencies

Preferred shares of EdgeMode	–	341,730

Stockholders' equity:
Preferred shares, $0.001 par value, 4,999,000 shares authorized;
Common shares, 950,000,000 and 500,000,000 shares authorized March 31, 2022 and December 31, 2021, respectively, Par value $0.001; 383,808,340 and 292,179,345 shares issued and outstanding, March 31, 2022 and December 31, 2021, respectively	383,808	292,179
Additional paid-in capital	31,380,677	5,476,850
Accumulated deficit	(27,260,622)	(3,634,131)
Stockholders' equity	4,503,863	2,134,898

Total liabilities and stockholders' equity	$6,022,672	$5,615,104

See accompanying notes to the unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
	(As Restated)

Revenue	$271,119	$68,376
Cost of revenue	423,770	77,481

Gross margin	(152,651)	(9,105)

Operating expenses:
General and administrative expenses	23,345,463	86,002

Total operating expenses	23,345,463	86,002

Loss from operations	(23,498,114)	(95,107)

Other expense:
Interest expense	(44,840)	(18,199)
Gain (loss) on cryptocurrencies	(83,537)	5,568
Total other expense, net	(128,377)	(12,631)

Loss before provision for income taxes	(23,626,491)	(107,738)

Provision for income taxes	–	–

Net loss	(23,626,491)	(107,738)
Preferred Dividends	–	(7,650)
Net loss to common shareholders	$(23,626,491)	$(115,388)

Loss per common share - basic	$(0.07)	$(0.00)
Loss per common share - diluted	$(0.07)	$(0.00)

Weighted average shares outstanding - basic	348,148,058	192,309,407
Weighted average shares outstanding - diluted	348,148,058	192,309,407

See accompanying notes to the unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Mezzanine Equity
		Preferred		Common	Additional		Total
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation (As Restated)	–	–	–	–	22,385,917	–	22,385,917

Net Loss (As Restated)	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022 (As Restated)	–	$–	383,808,340	$383,808	$31,380,677	$(27,260,622)	$4,503,863

Balance December 31, 2020	–	$–	190,734,649	$190,735	$245,576	$(75,376)	$360,935

Common Shares issued in exchange for cash	–	–	7,536,184	7,536	258,959	–	266,495

Preferred Shares issued in exchange for cash	125,001	334,980	–	–	–	–	–

Contribution of Crytocurrency from related party	–	–	–	–	29,547	–	29,547

Stock-based compensation	2,206	6,750	–	–	–	–	–

Preferred dividends	–	–	–	–	–	(7,650)	(7,650)

Net loss	–	–	–	–	–	(107,738)	(107,738)

Balance March 31, 2021	127,207	$341,730	198,270,833	$198,271	$534,082	$(190,764)	$541,589

See accompanying notes to the unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
	(As Restated)
Operating Activities:
Net loss	$(23,626,491)	$(107,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313,883	37,105
Stock-based compensation	22,385,917	6,750
Cryptocurrency used for officer compensation	91,898	–
Loss on cryptocurrency transactions	83,537	20,708
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128,580)	(35,140)
Cryptocurrencies - mining	(271,119)	(68,376)
Accounts payable and accrued expenses	41,034	95,894
Lease liabilities	–	(7,990)

Net cash used in operating activities	(1,109,921)	(58,787)

Investing Activities:
Cash acquired in acquisition	743,513	–
Purchase of equipment	(370,976)	(334,305)
Proceeds from sale of cryptocurrencies	26,603	48,169

Net cash provided by (used in) investing activities	399,140	(286,136)

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	505,014	266,495
Proceeds from subscription receivables	158,850	–
Proceeds from issuance of preferred shares, net of offering costs	–	334,980
Payments on equipment notes payable	(220,999)	(214,361)
Proceeds from notes payable	380,000	–
Net cash provided by financing activities	822,865	601,475

Net change in cash	112,084	256,552
Cash - beginning of period	23,942	–
Cash - end of period	$136,026	$256,552

Supplemental Disclosures:
Interest paid	$44,840	$18,199
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for cryptocurrency assets	$50,000	$–
Equipment financed with notes payable	$–	$871,519
Conversion of preferred shares into common shares	$384,573	$–
Accrued dividends	$–	$7,650
Cryptocurrency assets contributed by related party	$–	$29,547

See accompanying notes to the unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

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

NOTE 3 – Restatement

Subsequent to the issuance of the March 31, 2022 consolidated financial statements, management determined that there was an error in the number of options issued and outstanding and the related stock-based compensation, and for the three months ended March 31, 2022. As such, the Company is restating its consolidated financial statements for the three months ended March 31, 2022.

Impact of Restatement

The following tables reflect the impact of the restatement adjustments to the specific line items presented in the Company’s previously reported consolidated financial statements as of, and for the three months ended March 31, 2022:

Consolidated Balance Sheet
	March 31, 2022
	As Previously Reported	Adjustments	As Restated

Stockholders' equity:
Additional paid-in capital	13,579,300	17,801,377	31,380,677
Accumulated deficit	(9,459,245)	(17,801,377)	(27,260,622)
Stockholders' equity	4,503,863	–	4,503,863

Consolidated Statement of Operations and Comprehensive Loss
	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated

Operating expenses:
General and administrative expenses	5,544,086	17,801,377	23,345,463
Total operating expenses	5,544,086	17,801,377	23,345,463

Loss from operations	(5,696,737)	(17,801,377)	(23,498,114)
Loss before provision for income taxes	(5,825,114)	(17,801,377)	(23,626,491)
Net loss	(5,825,114)	(17,801,377)	(23,626,491)

Loss per common share - basic and diluted	(0.02)		(0.07)
Weighted average shares outstanding - basic and diluted	348,148,058		348,148,058

Consolidated Statement of Stockholders' Deficit
	March 31, 2022
	As Previously Reported	Adjustments	As Restated

Stock-based compensation	4,584,540	17,801,377	22,385,917
Net loss	(5,825,114)	(17,801,377)	(23,626,491)
Additional paid-in capital	13,579,300	17,801,377	31,380,677
Accumulated deficit	(9,459,245)	(17,801,377)	(27,260,622)
Total stockholders' deficit	4,503,863	–	4,503,863

Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	(5,825,114)	(17,801,377)	(23,626,491)
Stock-based compensation	4,584,540	17,801,377	22,385,917
Net cash used in operating activities	(1,109,921)	–	(1,109,921)

NOTE 4 – Going Concern

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

NOTE 5 – Reverse Merger Transaction

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

NOTE 6 – Related Party Transactions (as restated)

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

During the three months ended March 31, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share.

NOTE 7 - Prepaid Hosting Services

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

NOTE 8 – Fixed Assets

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

NOTE 9 – Equity (Restated)

The Company has authorized 500,000,000 shares of common stock, par value of $0.001, and as of March 31, 2022 has issued 383,808,340 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

Preferred shares

We are authorized to issue 4,999,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series will be established by the Board. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. In connection with the Transaction, the only outstanding preferred stock was converted into common stock. As of the date of this report, there are no outstanding shares of preferred stock.

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

On March 30, 2022, the Company reduced its authorized preferred shares from 5,000,000 to 4,999,000 shares and removed the 1,000 shares of Series A from the designation.

Common shares

On March 30, 2022 the Company increased its authorized common shares from 500,000,000 to 950,000,000.

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

Stock Options

During the three months ended March 31, 2022, the Company issued stock option grants to purchase up to 85,907,990 shares of the Company’s common stock, vesting immediately and in 90 days, at an exercise price of $0.40 per share. The Company used the black-scholes option pricing model to value the options and determined a fair value of $24,219,306 and expensed $22,341,042 during the three months ended March 31, 2022. As of March 31, 2022, the Company has $849,996 of value remaining which is being disputed as discussed in Note 11 and $1,878,264 of remaining amortization to be expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	85,907,990	0.40
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2022	86,045,463	$0.40

As of March 31, 2022, the Company had 65,920,895 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.81 years as of March 31, 2022. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2022, the intrinsic value for the options vested and outstanding was $0 and $34,368, respectively.

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

NOTE 10 - Notes Payable

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

NOTE 11 – Cryptocurrency Assets

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

NOTE 12 – Commitments and Contingencies

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

NOTE 13 - Subsequent Events

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

Our operating expenses for the 2022 Quarter was $23,345,463 compared to $86,002 for the 2021 Quarter. The reason for the increase was the company began operations in March of 2021 for one month of initial operations versus having a full quarter of operations for the 2022 Quarter. In the 2022 Quarter, the Company incurred stock-based compensation expense of $22,385,917 compared to $6,750 for the 2021 Quarter.

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

Summary of cash flows

	March 31, 2022	March 31, 2021
Net cash (used) in operating activities	$(1,109,921)	$(58,787)
Net cash (used) in investing activities	$399,140	$(286,136)
Net cash provided by financing activities	$822,865	$601,475

During the 2022 Quarter and 2021 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Quarter, cash used in operating activities of $1,109,921 primarily resulted from its net loss of $23,626,491, offset by stock-based compensation of $22,385,917 and loss on cryptocurrency transactions of $124,529.

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

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q/A.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 22, 2022

EDGEMODE, INC.
(Formerly Fourth Wave Energy, Inc.)

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

