Form 10-Q
period 2022-06-30
Edgemode, Inc.
filed 2022-08-22
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 383,930,340 shares of the registrant’s common stock outstanding as of August 19, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$3,772	$23,942
Subscription receivable	–	158,850
Prepaid expenses and other current assets	152,183	22,373
Prepaid expenses and other current assets - related party	135,000	–
Prepaid hosting services	1,586,297	1,586,297

Total current assets	1,877,252	1,791,462

Intangible assets - cryptocurrencies	28,739	303,199
Equipment, net	2,586,612	3,520,443

Total assets	$4,492,603	$5,615,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$650,579	$145,855
Accrued payroll	134,513	–
Accrued dividends	–	42,843
Equipment notes payable	1,068,567	932,273
Notes payable	35,000	1,657,580

Total current liabilities	1,888,659	2,778,551

Equipment notes payable, net of current	15,479	359,925

Total liabilities	1,904,138	3,138,476

Commitments and contingencies

Preferred shares of EdgeMode	–	341,730

Stockholders' equity:
Preferred shares, $0.001 par value, 4,999,000 and 5,000,000 shares authorized June 30, 2022 and December 31, 2021, respectively; zero issued and outstanding June 30, 2022 and December 31, 2021	–	–
Common shares, 950,000,000 and 500,000,000 shares authorized, June 30, 2022 and December 31, 2021; Par value $0.001; 383,858,340 and 292,179,345 shares issued and outstanding, June 30, 2022 and December 31, 2021, respectively	383,858	292,179
Additional paid-in capital	33,283,891	5,476,850
Accumulated deficit	(31,079,284)	(3,634,131)
Stockholders' equity	2,588,465	2,134,898

Total liabilities and stockholders' equity	$4,492,603	$5,615,104

The accompanying notes are an integral part of these unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$165,118	$500,692	$436,237	$569,068
Cost of revenue	382,908	401,629	806,678	479,110
Gross margin	(217,790)	99,063	(370,441)	89,958

Operating expenses:
General and administrative expenses	2,874,473	218,942	26,219,936	304,944
Loss on sale of equipment and impairment	617,036	–	617,036	–
Total operating expenses	3,491,509	218,942	26,836,972	304,944

Loss from operations	(3,709,299)	(119,879)	(27,207,413)	(214,986)

Other expense:
Interest expense	(34,987)	(46,154)	(79,827)	(64,353)
Gain (loss) on cryptocurrencies	(74,376)	(101,911)	(157,913)	(96,343)
Other expense	–	–	–	–
Total other expense, net	(109,363)	(148,065)	(237,740)	(160,696)

Loss before provision for income taxes	(3,818,662)	(267,944)	(27,445,153)	(375,682)

Provision for income taxes	–	–	–	–

Net loss	(3,818,662)	(267,944)	(27,445,153)	(375,682)
Preferred Dividends	–	(11,646)	–	(19,296)
Net loss to common shareholders	$(3,818,662)	$(279,590)	$(27,445,153)	$(394,978)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.07)	$(0.00)

Weighted average shares outstanding - basic and diluted	383,839,659	219,792,053	366,092,454	206,181,429

The accompanying notes are an integral part of these unaudited financial statements.

Fourth Wave Energy, Inc.

Statements of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	Mezzanine Equity
		Preferred		Common	Additional		Total
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation	–	–	–	–	22,385,917	–	22,385,917

Net loss	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022	–	–	383,808,340	383,808	31,380,677	(27,260,622)	4,503,863

Common shares issued in exchange for cash	–	–	50,000	50	24,950	–	25,000

Stock-based compensation	–	–	–	–	1,878,264	–	1,878,264

Net loss	–	–	–	–	–	(3,818,662)	(3,818,662)

Balance June 30, 2022	–	$–	383,858,340	$383,858	$33,283,891	$(31,079,284)	$2,588,465

Balance December 31, 2020	–	$–	190,734,649	$190,735	$245,576	$(75,376)	$360,935

Common Shares issued in exchange for cash	–	–	7,536,184	7,536	258,959	–	266,495

Preferred Shares issued in exchange for cash	125,001	334,980	–	–	–	–	–

Contribution of Crytocurrency from related party	–	–	–	–	29,547	–	29,547

Stock-based compensation	2,206	6,750	–	–	–	–	–

Preferred dividends	–	–	–	–	–	(7,650)	(7,650)

Net loss	–	–	–	–	–	(107,738)	(107,738)

Balance March 31, 2021	127,207	341,730	198,270,833	198,271	534,082	(190,764)	541,589

Common Shares issued in exchange for cash	–	–	29,212,523	29,213	1,015,454	–	1,044,667

Common Shares issued in exchange for cryptocurrency	–	–	793,248	793	26,693	–	27,486

Common Shares issued in for conversion of options	–	–	11,898,395	11,898	(11,898)	–	–

Preferred dividends	–	–	–	–	–	(11,646)	(11,646)

Net loss	–	–	–	–	–	(267,944)	(267,944)

Balance June 30, 2021	127,207	$341,730	240,174,999	$240,175	$1,564,331	$(470,354)	$1,334,152

The accompanying notes are an integral part of these unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021

Operating Activities:
Net loss	$(27,445,153)	$(375,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	627,770	226,410
Loss on sale of equipment and impairment	617,036	–
Stock-based compensation	24,264,181	6,750
Cryptocurrency used for compensation	91,898	–
Loss on cryptocurrency transactions	157,913	96,343
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,770	(50,945)
Prepaid expenses and other current assets - related parties	(135,000)	–
Cryptocurrencies - mining	(436,237)	(569,068)
Accounts payable and accrued expenses	279,004	271,816
Accrued payroll	134,513	–
Net cash used in operating activities	(1,824,305)	(394,376)

Investing Activities:
Cash acquired in acquisition	743,513	–
Purchase of equipment	(370,976)	(1,009,863)
Proceeds from sale of equipment	60,000	–
Proceeds from sale of cryptocurrencies	510,886	304,284
Net cash provided by (used in) investing activities	943,423	(705,579)

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	530,014	1,311,163
Proceeds from subscription receivable	158,850	–
Proceeds from issuance of preferred shares, net of offering costs	–	334,980
Payments on equipment notes payable	(208,152)	(645,746)
Proceeds from notes payable	380,000	80,000
Net cash provided by financing activities	860,712	1,080,397

Net change in cash	(20,170)	(19,558)
Cash - beginning of period	23,942	62,435
Cash - end of period	$3,772	$42,877

Supplemental Disclosures:
Interest paid	$79,827	$18,199
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for cryptocurrency assets	$50,000	$27,486
Equipment financed with notes payable	$–	$871,519
Conversion of preferred shares into common shares	$384,573	$–
Accrued dividends	$–	$19,296
Cryptocurrency assets contributed by related party	$–	$29,547

The accompanying notes are an integral part of these unaudited financial statements.

EdgeMode, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – Basis of Presentation

The accompanying unaudited interim financial statements of EdgeMode, Inc. (formerly known as Fourth Wave Energy, Inc.) (“we”, “our”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K and the annual financial statements of EdgeMode filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021, as reported in the Form 10-K and Form 8-K of the Company, have been omitted.

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

Ex-Dividend Date: 12/06/2021

Record Date: 12/07/2021

Distribution Date: 12/14/2021

Effective January 31, 2022 (the “Effective Time”), the Company, FWAV Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company (the “Acquisition Subsidiary”) and EdgeMode, a Wyoming corporation (“EdgeMode Wyoming”) closed an Agreement and Plan of Merger and Reorganization dated December 2, 2021 (the “Merger Agreement”). In accordance with the Merger Agreement, Acquisition Subsidiary merged with and into EdgeMode Wyoming (the “Merger” or “Transaction”), with EdgeMode remaining as the surviving entity after the Merger and becoming a wholly owned subsidiary of the Company. In the Merger, the shares of common stock, no par value per share, of EdgeMode Wyoming issued and outstanding immediately prior to the Effective Time, represent 80% of the Company’s outstanding common stock on a fully diluted basis (or 313,950,672 shares of common stock). Furthermore, pursuant to the terms of the Merger the Company’s sole shareholder of the Company’s preferred stock converted such shares into 1,000 shares of common stock.

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode Wyoming, were appointed as directors and executive officers.

Simultaneously with the Merger, approximately $4,574,132 of principal and interest of outstanding notes previously issued by the Company automatically converted into an aggregate of 18,296,528 shares of the Company’s common stock issued to 31 former noteholders. In addition, the Company has repaid approximately $988,000 of principal amount of notes. At the Effective Time the Company has nominal liabilities, excluding the debt and liabilities of EdgeMode Wyoming.

The merger was accounted for as a reverse merger, whereby EdgeMode Wyoming was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of EdgeMode Wyoming prior to the reverse merger. The financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of June 30, 2022.

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

NOTE 3 – Going Concern

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

NOTE 4 – Reverse Merger Transaction

Pursuant to the terms of the Merger Agreement, and in exchange for all 100% of the issued and outstanding shares of EdgeMode Wyoming, the shareholders of EdgeMode received an aggregate of 313,950,672 shares of common stock, par value $.001 per share, of the Company.

Prior to the Merger, EdgeMode Wyoming was authorized to issue 300,000 shares of preferred stock with no par value per share, of which 261,438 were designated as Series Seed Preferred Stock (“Series Seed Preferred”). Immediately prior to the Merger, the holders of the Series Seed Preferred stock converted the shares into 261,438 shares of EdgeMode Wyoming common stock.

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at the pre-combination carrying basis. The assets acquired and liabilities assumed are as follows:

January 31, 2022

Cash	$743,513
Prepaids	149,580
Note receivable - EdgeMode	2,040,447
Accounts payable	(7,774)
Other accrued Expenses	(196,500)
Accrued interest	(24,314)
Notes payable	(35,000)
Total identified net assets	$2,669,952

NOTE 5 – Related Party Transactions

Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000, which was paid in advance. As of June 30, 2022, $135,000 amount of services are left to be performed.

During the six months ended June 30, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share.

As of June 30, 2022 the Company owed the executive officers of the Company $134,513 in accrued payroll for services performed.

NOTE 6 – Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of June 30, 2022 the company has prepaid a total of $1,586,297 which the company expects to begin using during the third quarter of 2022.

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

As of June 30, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	June 30,	December 31,
	(years)	2022	2021
Cryptomining equipment	2-5 years	$2,436,707	$2,615,721
Cryptomining equipment - not in service		1,610,139	1,737,186
		4,046,846	4,352,907
Accumulated depreciation		(1,460,234)	(832,464)
Net book value		$2,586,612	$3,520,443

Total depreciation expense for the six months ended June 30, 2022 and 2021, was $627,770 and $226,410 respectively.

As of June 30, 2022 the Company had $1,610,139 of equipment that is not yet in service. Subsequent to June 30, 2022, the Company terminated all future purchase orders related to Ethereum mining equipment and related hosting services, as the Company will focus on Bitcoin mining, and returned equipment not yet placed in service and investing in new Bitcoin mining equipment.

During the six months ended June 30, 2022 the Company recorded an impairment cryptomining equipment in the amount of $617,036 as a result of the Company determining the future cash flows were less than the carrying value of the assets. Of the total impairment $357,036 was related to mining equipment purchased with the Equipment Notes Payable discussed below in Note 9. The company is currently in negotiations with the manufacturer of the equipment to settle the remainder of the notes by returning the equipment, and offsetting the down payments of the future equipment against the remaining outstanding payable balances. As such the company has impaired the value of the assets down to the salvage value, which was determined to be the remaining principal payments owed. The remaining $260,000 of impairment was related to the equipment acquired in 2020. A portion of this equipment was sold for $60,000 during the six months ended June 30, 2022.

NOTE 8 – Equity

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of June 30, 2022 has issued 383,858,340 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

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

During the six months ended June 30, 2022, the Company issued 1,624,394 common shares for cash and cryptocurrency proceeds of $580,014. In connection with the stock purchases, the company issued warrants to purchase 1,230,000 shares of common stock with an exercise price of $0.50, which expire five years from the date of grant.

During the six months ended June 30, 2022, the Company amortized $44,875 of stock compensation expense related to shares issued for services pursuant to a consulting agreement entered into during 2021. As of June 30, 2022, $0 of unrecognized expense remains to be amortized.

Stock Options

During the six months ended June 30, 2022, the Company issued a stock option grant to purchase up to 85,907,990 shares of the Company’s common stock, vesting immediately and in 90 days, at an exercise price of $0.40 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. The Company used the black-scholes option pricing model to value the options and expensed $24,219,306 during the six months ended June 30, 2022. As of June 30, 2022, the Company has $849,996 of value remaining to be expensed based upon completions of milestones and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	85,907,990	0.40
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2022	86,045,463	$0.40

As of June 30, 2022, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.58 years as of June 30, 2022. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2022, the intrinsic value for the options vested and outstanding was $0 and $12,373, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	9,442,857	$0.44
Granted	1,230,000	0.50
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2022	10,672,857	$0.45

NOTE 9 – Notes Payable

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

In February 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $199,800 and 24 equal monthly payments of $32,760. The Company used a 15% discount rate to determine the net present value of the loan value of $871,519. The balance of the loan as June 30, 2022 is $336,266. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

In May 2021, the Company entered into a financing agreement whereby the Company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $299,808, the first month payment of $79,056 and 23 equal monthly payments of $39,528. The Company used a 15% discount rate to determine the net present value of the loan value of $1,148,237. The balance of the loan as of June 30, 2022 is $507,663. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

In July 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $100,800 and 24 equal monthly payments of $15,660. The Company used a 15% discount rate to determine the net present value of the loan value of $421,835. The balance of the loan as of June 30, 2022 is $240,117. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

The following table presents the future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year	Principal Amount
2022	$724,122
2023	359,924
2024	–
2025	–
2026	–
Remaining	–
Total	$1,084,046

NOTE 10 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the six months ended June 30, 2022:

Cryptocurrency at December 31, 2021	$303,199
Revenue recognized from cryptocurrency mined	436,237
Additions of cryptocurrency - sale of common stock	50,000
Proceeds from sale of cryptocurrencies	(510,886)
Cryptocurrency used for officer compensation	(91,898)
Realized loss on sale/exchange of cryptocurrencies	(157,913)

Cryptocurrency at June 30, 2022	$28,739

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

NOTE 12 – Subsequent Events

Subsequent to June 30, 2022, the Company terminated all future purchase orders related to Ethereum mining equipment and related hosting services, as the Company will focus on Bitcoin mining. In addition, the Company has signed approximately $66M in purchase orders for additional Bitcoin mining equipment that it expects to be delivered in the second half of the year.

Effective July 1, 2022, the Company terminated the agreements with the lender for the cryptomining equipment.

On July 14, 2022, the Company sold 72,000 common shares for cash proceeds of $36,000.

On July 20, 2022, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) dated July 18, 2022 with 1800 Diagonal Lending LLC, a Virginia limited liability company pursuant to which the Company issued and sold 78,750 shares of Series B Preferred Stock for a purchase price of $78,750. The proceeds from the sale of the Series B Preferred Stock shall be used for working capital. In addition, the Company paid $3,750 to the Investor and its counsel for legal and due diligence fees.

Pursuant to the Purchase Agreement, the Investor may convert all or a portion of the outstanding Series B Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series B Preferred Stock into Common Stock; provided, however, that the Investor may not convert the Series B Preferred Stock to the extent that such conversion would result in beneficial ownership by the Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock.

The Company will have the right, at the Company’s sole option, provided that an event of default has not occurred, to redeem all or any portion of the shares of Series B Preferred Stock, exercisable on not more than 3 Trading Days prior written notice to the holders of the Series B Preferred Stock, in full. If the Company redeems the shares of Series B Preferred Stock within 90 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 120%; if such prepayment is made between the 91st day and the 180th day after the issuance of the Series B Preferred Stock, then such redemption premium is 125%. After the 180th day following the issuance date, there shall be no further right of optional redemption. On the date which is the earlier of: (i) twelve (12) months following the issuance date; or (ii) at the option of the Investor, upon the occurrence of an Event of Default as defined under the Certificate of Designation (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series B Preferred Stock of the Investor (which have not been previously redeemed or converted). With five (5) days of the Mandatory Redemption Date, the Company shall make payment to the Investor of an amount in cash equal to the total number of shares of Series B Preferred Stock held by such Investor multiplied by the then current Stated Value as adjusted pursuant to the terms hereof (including but not limited to the addition of any accrued unpaid dividends and any default adjustments. An Event of Default includes the Company’s failure to pay a mandatory redemption amount, comply with its SEC reporting obligations and any bankruptcy or liquidation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the annual financial statements of EdgeMode, a Wyoming corporation and our wholly owned subsidiary, filed with the SEC on Form 8-K. The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2022 (the “2022 Quarter”) with those for the three months ended June 30, 2021 (the “2021 Quarter”).  Additionally, the six months ending June 30, 2022 and six months ending June 30, 2021 are referred to as the “2022 Period” and “2021 Period”) respectively.

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

Business Overview

We are an early-stage cryptocurrency mining Company. Although Edgemode, our new wholly-owned subsidiary, has historically mined Ethereum, we are now focused on expanding the operations by mining Bitcoin which we anticipate to begin in the second half of 2022. Due to the imminent change of Ethereum (ETH) from Proof of Work (POW) to Proof of stake (POS), the Company has terminated all rental agreements and future purchase orders related to Ethereum mining operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Our revenues for the 2022 Quarter was $165,118 compared to $500,692 for the 2021 Quarter. The reason for the decrease was the decline in the price of Ethereum during the 2022 Quarter compared to prices during the 2021 Quarter. Also the Company experienced power outages at our data center in Rouses Point. As we have terminated our rental agreements as referenced above, we do not anticipate power outages in the future materially effecting our operations.

Our cost of revenues for the 2022 Quarter was $382,908 compared to $401,629 for the 2021 Quarter. The reason for the decrease was a decrease in hosting fees incurred as a result of the power outages and lower revenues.

Our operating expenses for the 2022 Quarter was $2,874,473 compared to $218,942 for the 2021 Quarter. In the 2022 Quarter, the Company incurred stock-based compensation expense of $1,878,264 compared to $0 for the 2021 Quarter. In addition, the company began initial operations in 2021 versus having full operations during 2022.

Our other expenses for the 2022 Quarter was $109,363 compared to $148,065 for the 2021 Quarter. The reason for the decrease was a decrease in interest expense from additional loans as well as a decreased loss on cryptocurrencies due to decreased transactions and changes in market prices.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Our revenues for the 2022 Period was $436,237 compared to $569,068 for the 2021 Period. The reason for the decrease was the decline in the price of Ethereum during the 2022 Period compared to prices during the 2021 Period, in addition to the power outages at our data center in disclosed above.

Our cost of revenues for the 2022 Period was $806,678 compared to $479,110 for the 2021 Period. The primary reason for the increase was the Company began operations in March of 2021 versus having a full six months of operations for the 2022 Year.

Our operating expenses for the 2022 Period was $26,836,972 compared to $304,944 for the 2021 Period. In the 2022 Period, the Company incurred stock-based compensation expense of $24,264,181 compared to $6,750 for the 2021 Period. In addition, the Company began operations in March of 2021 for initial operations versus having a full six months of operations for the 2022 Period.

Our other expenses for the 2022 Period was $237,740 compared to $160,696 for the 2021 Period. The reason for the increase was an increase in interest expense from additional loans as well as an increased loss on cryptocurrencies due to increased transactions and changes in market prices.

LIQUIDITY AND CAPITAL RESOURCES

As of August 22, 2022, the Company had approximately $7,000 of cash. Our liquidity is primarily derived from selling the crypto that we mine, and debt and equity investments from accredited investors. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $60 million in equity capital through private placements. The Company has signed a non-binding term sheet for a $400 million debt facility. We can provide no assurances that any such financings will be completed or successful, nor will they be on terms that we can agree on.

The Company has signed $66 million in hardware purchase orders. Assuming we close on the $400 million debt facility, the debt facility will be used in order to make payments on these purchase orders. There are no assurances the purchase will be completed.

If we fail to raise sufficient additional funds, we will be required to suspend or cease our operations.

The Company has terminated the agreements for approximately $2.2 million of debt for equipment that the Company was using for mining and is negotiating the return of the equipment to the vendor to settle the outstanding liabilities. Additionally, we have a significant amount funds committed to the purchase of new Bitcoin miners. We can provide no assurance that we will have the ability to meet these payment requirements or that we will be successful raising capital to meet our working capital requirements.

Summary of Cash Flows

	June 30, 2022	June 30, 2021
Net cash (used) in operating activities	$(1,824,306)	$(394,376)
Net cash provided by (used in) investing activities	$943,423	$(705,579)
Net cash provided by financing activities	$860,712	$1,080,397

During the 2022 Period and 2021 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Period, cash used in operating activities of $1,824,306 primarily resulted from its net loss of $27,445,153, offset by stock-based compensation of $24,264,181, impairment of equipment of $617,036 and loss on cryptocurrency transactions of $157,913.

During the 2021 Period, cash used in operating activities of $394,376 primarily resulted from its net loss of $375,682 offset by stock-based compensation of $6,750 and loss on cryptocurrency transactions of $96,343.

Investing Activities

Cash provided by investing activities in the 2022 Period of $943,423 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $510,886 from sale of cryptocurrency assets, offset by the purchase of equipment of $370,976.

Cash used in investing activities in the 2021 Period of $705,579 resulted from proceeds of $304,284 from the sale of cryptocurrency assets, offset by the purchase of equipment of $1,009,863.

Financing Activities

In the 2022 Period, cash provided by financing activities of $860,712 consisted of $688,864 in net proceeds from the issuance of common shares, $380,000 in proceeds from the issuance of notes payable, offset by payments on equipment notes payable of $208,152.

In the 2021 Period, cash provided by financing activities of $1,080,397 consisted of $1,311,163 in net proceeds from the sale of common shares, $334,980 in net proceeds from the sale of preferred shares, offset by payments on equipment notes payable of $645,746.

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

These material weaknesses resulted in our management failing to give effect to options granted during the three months ended March 31, 2022, to purchase an aggregate of 65,920,895 shares of our common stock issued to our executive officers and a consultant in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “First Quarter Report”) which was determined by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the preparation of this report, resulting in an approximately $17.8M understatement in operating expenses and in common stock and additional paid-in capital for the period ended March 31, 2022. As such the Company restated its unaudited financial statements as of and for the three months ended March 31, 2022 which were included in an amendment to the First Quarter Report. We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

In addition to no unregistered sales of the Company’s equity securities during the 2022 Quarter that were previously disclosed in a Current Report on Form 8-K, the Company completed the unregistered sales disclosed below.

On May 17, 2022 the Company sold 50,000 shares of restricted common stock to an accredited investor at a purchase price of $0.50 per share for gross proceeds of $25,000 under an exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company did not pay any fees or commissions. The proceeds shall be used for working capital.

On July 14, 2022, the Company sold 72,000 shares of restricted common stock at a purchase price of $0.50 per share to an accredited investor for gross proceeds of $36,000. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company did not pay any fees or commissions. The proceeds shall be used for working capital.

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

Dated:  August 22, 2022

FOURTH WAVE ENERGY, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization+	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.3	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
10.1	Form of Executive Employment Agreement+	8-K	2/7/2022	10.1
10.2	Consulting Agreement – Isaacs	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to EdgeMode, Inc.; 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301; Attention: Corporate Secretary.

