Form 10-Q
period 2022-09-30
Edgemode, Inc.
filed 2022-11-14
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

There were 390,437,459 shares of the registrant’s common stock outstanding as of November 14, 2022.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$3,498	$23,942
Subscription receivable	–	158,850
Prepaid expenses and other current assets	152,638	22,373
Prepaid expenses and other current assets - related party	7,500	–
Prepaid hosting services	1,586,297	1,586,297
Deferred offering costs	264,706	–

Total current assets	2,014,639	1,791,462

Intangible assets - cryptocurrencies	2,630	303,199
Equipment, net	2,452,479	3,520,443

Total assets	$4,469,748	$5,615,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$790,325	$145,855
Accrued payroll	331,125	–
Accrued dividends	1,905	42,843
Equipment notes payable	1,084,046	932,273
Notes payable	35,000	1,657,580
Series B preferred shares liability, net	202,390	–

Total current liabilities	2,444,791	2,778,551

Equipment notes payable, net of current	–	359,925

Total liabilities	2,444,791	3,138,476

Commitments and contingencies

Preferred shares of EdgeMode	–	341,730

Stockholders' equity:
Preferred shares, $0.001 par value, 4,999,000 and 5,000,000 shares authorized September 30, 2022 and December 31, 2021, respectively; zero 0 issued and outstanding September 30, 2022 and December 31, 2021	–	–
Common shares, 950,000,000 and 500,000,000 shares authorized, September 30, 2022 and December 31, 2021; Par value $0.001; 390,437,459 and 292,179,345 shares issued and outstanding, September 30, 2022 and December 31, 2021, respectively	390,437	292,179
Additional paid-in capital	33,896,019	5,476,850
Accumulated deficit	(32,261,499)	(3,634,131)
Stockholders' equity	2,024,957	2,134,898

Total liabilities and stockholders' equity	$4,469,748	$5,615,104

The accompanying notes are an integral part of these unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$1,805	$605,945	$438,042	$1,145,466
Cost of revenue	6,204	456,163	812,882	935,273
Gross margin	(4,399)	149,782	(374,840)	210,193

Operating expenses:
General and administrative expenses	1,030,967	2,790,197	27,250,903	3,095,141
Loss on sale of equipment and impairment	131,233	–	748,269	34,933
Total operating expenses	1,162,200	2,790,197	27,999,172	3,095,141

Loss from operations	(1,166,599)	(2,640,415)	(28,374,012)	(2,884,948)

Other expense:
Interest expense	(3,045)	(61,923)	(82,872)	(126,276)
Other income	16,232	–	16,232	–
Gain (loss) on cryptocurrencies	(28,803)	40,702	(186,716)	(20,708)
Total other expense, net	(15,616)	(21,221)	(253,356)	(181,917)

Loss before provision for income taxes	(1,182,215)	(2,661,636)	(28,627,368)	(3,066,865)

Provision for income taxes	–	–	–	–

Net loss	(1,182,215)	(2,661,636)	(28,627,368)	(3,066,865)
Preferred Dividends	–	(11,773)	–	(31,069)
Net loss to common shareholders	$(1,182,215)	$(2,673,409)	$(28,627,368)	$(3,097,934)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.08)	$(2.33)

Weighted average shares outstanding - basic and diluted	387,300,447	241,156,178	373,239,470	1,332,146

The accompanying notes are an integral part of these unaudited financial statements.

Edgemode (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Mezzanine Equity
	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573
Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014
Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000
Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952
Stock-based compensation	–	–	–	–	22,385,917	–	22,385,917
Net loss	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022	–	–	383,808,340	383,808	31,380,677	(27,260,622)	4,503,863

Common shares issued in exchange for cash	–	–	50,000	50	24,950	–	25,000
Stock-based compensation	–	–	–	–	1,878,264	–	1,878,264
Net loss	–	–	–	–	–	(3,818,662)	(3,818,662)

Balance June 30, 2022	–	–	383,858,340	383,858	33,283,891	(31,079,284)	2,588,465

Common shares issued in exchange for cash	–	–	72,000	72	35,929	–	36,001
Common shares issued for compensation	–	–	4,000,000	4,000	314,000	–	318,000
Common shares issued for deferred financing costs	–	–	2,521,008	2,521	262,185	–	264,706
Common shares cancelled pursuant to SEC legal case	–	–	(13,889)	(14)	14	–	–
Net loss	–	–	–	–	–	(1,182,215)	(1,182,215)

Balance September 30, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(32,261,499)	$2,024,957

Balance December 31, 2020	–	$–	190,734,649	$190,735	$245,576	$(75,376)	$360,935

Common Shares issued in exchange for cash	–	–	7,536,184	7,536	258,959	–	266,495
Preferred Shares issued in exchange for cash	125,001	334,980	–	–	–	–	–
Contribution of Cryptocurrency from related party	–	–	–	–	29,547	–	29,547
Stock-based compensation	2,206	6,750	–	–	–	–	–
Preferred dividends	–	–	–	–	–	(7,650)	(7,650)
Net loss	–	–	–	–	–	(137,285)	(137,285)

Balance March 31, 2021	127,207	341,730	198,270,833	198,271	534,082	(220,311)	512,042

Common Shares issued in exchange for cash	–	–	29,212,523	29,213	1,015,454	–	1,044,667
Common Shares issued in exchange for cryptocurrency	–	–	793,248	793	26,693	–	27,486
Common Shares issued in for conversion of options	–	–	11,898,395	11,898	(11,898)	–	–
Preferred dividends	–	–	–	–	–	(11,646)	(11,646)
Net loss	–	–	–	–	–	(267,944)	(267,944)

Balance June 30, 2021	127,207	341,730	240,174,999	240,175	1,564,331	(499,901)	1,304,605

Common Shares issued in exchange for cash	–	–	4,206,406	4,206	492,206	–	496,412
Common Shares issued in exchange for cryptocurrency	–	–	516,788	517	59,417	–	59,934
Stock-based compensation	–	–	–	–	2,511,421	–	2,511,421
Preferred dividends	–	–	–	–	–	(11,773)	(11,773)
Net loss	–	–	–	–	–	(2,661,636)	(2,661,636)

Balance September 30, 2021	127,207	$341,730	244,898,193	$244,898	$4,627,375	$(3,173,310)	$(1,698,963)

The accompanying notes are an integral part of these unaudited financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021

Operating Activities:
Net loss	$(28,627,368)	$(3,066,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	630,670	522,282
Amortization	1,140	–
Loss on sale of equipment and impairment	748,269	34,933
Stock-based compensation	24,582,181	2,518,171
Cryptocurrency used for compensation	91,898	–
Loss on cryptocurrency transactions	186,716	20,708
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,315	(30,670)
Prepaid expenses and other current assets - related parties	(7,500)	–
Cryptocurrencies - mining	(438,042)	(1,145,466)
Accounts payable and accrued expenses	420,655	408,927
Accrued payroll	331,125	–
Net cash used in operating activities	(2,060,941)	(737,980)

Investing Activities:
Cash acquired in acquisition	743,513	–
Purchase of equipment	(370,976)	(697,201)
Proceeds from sale of equipment	60,000	8,000
Proceeds from sale of cryptocurrencies	509,997	734,873
Net cash provided by investing activities	942,534	45,672

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	566,015	1,807,574
Proceeds from subscription receivable	158,850	–
Proceeds from issuance of preferred shares, net of offering costs	201,250	334,980
Payments on equipment notes payable	(208,152)	(861,564)
Proceeds from notes payable	380,000	830,000
Payments on notes payable	–	(1,575)
Net cash provided by financing activities	1,097,963	2,109,415

Net change in cash	(20,444)	1,417,107
Cash - beginning of period	23,942	62,435
Cash - end of period	$3,498	$1,479,542

Supplemental Disclosures:
Interest paid	$82,872	$126,276
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for deferred financing costs	$264,706	$–
Shares issued for cryptocurrency assets	$50,000	$87,419
Equipment financed with notes payable	$–	$2,441,591
Conversion of preferred shares into common shares	$384,573	$–
Accrued dividends	$–	$31,069
Cryptocurrency assets contributed by related party	$–	$29,547
Equipment purchased with cryptocurrency assets	$–	$363,008
Equipment sold in exchange for cryptocurrency assets	$–	$62,549
Common shares cancelled pursuant to SEC legal case	$14	$–

The accompanying notes are an integral part of these unaudited financial statements.

EdgeMode, Inc. (Formerly Fourth Wave Energy, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2022

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

On June 3, 2022, the Company changed its name from Fourth Wave Energy Inc. to Edgemode, Inc.

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of September 30, 2022.

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

Reclassification of Comparative Period Presentation

The Company is reclassifying its financial statements for the nine-month period ended September 30, 2021. These financial statements represent a reclassification of certain prior year account classifications and footnotes.

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

NOTE 5 – Related Party Transactions

Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000, which was paid in advance. As of September 30, 2022, $7,500 amount of services are left to be performed.

During the nine months ended September 30, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share.

During the nine months ended September 30, 2022, the Company granted options to the officers of the Company to purchase up to 153,239,206 shares of the Company’s stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share.

As of September 30, 2022 the Company owed the executive officers of the Company $331,125 in accrued payroll for services performed.

NOTE 6 - Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of September 30, 2022 the company has prepaid a total of $1,586,297 which the company expects to begin using during the first quarter of 2023 which has been delayed from original expectations due to delays in obtaining the equipment to be hosted.

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

As of September 30, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	September 30,	December 31,
	(years)	2022	2021
Cryptomining equipment	2-5 years	$2,262,576	$2,615,721
Cryptomining equipment - not in service		1,610,139	1,737,186
		3,872,715	4,352,907
Accumulated depreciation		(1,420,236)	(832,464)
Net book value		$2,452,479	$3,520,443

Total depreciation expense for the nine months ended September 30, 2022 and 2021, was $630,670 and $522,282 respectively.

As of September 30, 2022 the Company had $1,610,139 of equipment that is not yet in service. During the nine months ended September 30, 2022, the Company terminated all future purchase orders related to Ethereum mining equipment and related hosting services, as the Company will focus on Bitcoin mining, and returned equipment not yet placed in service and investing in new Bitcoin mining equipment. The remaining equipment not placed in service is expected to be delivered and placed in service during the second quarter of 2023.

During the nine months ended September 30, 2022 the Company recorded an impairment to cryptomining equipment in the amount of $748,269 as a result of the Company determining the future cash flows were less than the remaining payments on the equipment notes. Of the total impairment, $131,232 relates to assets the company disposed of due to the switch away from Etherium mining, $357,036 was related to mining equipment purchased with the Equipment Notes Payable discussed below in Note 9. The company is currently in negotiations with the manufacturer of the equipment to settle the remainder of the notes by returning the equipment, and offsetting the down payments of the future equipment against the remaining outstanding payable balances. As such the company has impaired the value of the assets down to the salvage value, which was determined to be the remaining principle payments owed. The remaining $260,000 of impairment was related to the equipment acquired in 2020. A portion of this equipment was sold for $60,000 during the nine months ended September 30, 2022.

NOTE 8 – Equity

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of September 30, 2022 has issued 390,437,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

Preferred shares

Series A

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

On March 30, 2022 the Company reduced its authorized preferred shares from 5,000,000 to 4,999,000 shares and removed the 1,000 shares of Series A from the designation.

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock (“Series B”) with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has a 10% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

During the nine months ended September 30, 2022, the Company entered into purchase agreements for the sale of 212,500 shares of Series B Convertible Preferred Stock with 1800 Diagonal Lending, LLC, with $11,250 of proceeds being kept by the lender for legal fees, resulting in cash proceeds of $201,250. As of September 30, 2022, the Company owes $1,905 in accrued dividends, reflected as interest expense, and the carrying value of the Series B Preferred stock was $202,390, net of unamortized discount of $10,110.

Common shares

On March 30, 2022 the Company increased its authorized common shares from 500,000,000 to 950,000,000.

During the nine months ended September 30, 2022, the Company issued 1,696,394 common shares for cash and cryptocurrency proceeds of $616,015. In connection with the stock purchases, the company issued warrants to purchase 1,230,000 shares of common stock with an exercise price of $0.50, which expire five years from the date of grant.

During the nine months ended September 30, 2022, the Company amortized $44,875 of stock compensation expense related to shares issued for services pursuant to a consulting agreement entered into during 2021. As of September 30, 2022, $0 of unrecognized expense remains to be amortized.

During the nine months ended September 30, 2022, the Company issued 4,000,000 common shares as compensation to a third party for advisory services with a fair value of $318,000 which was expensed in the current period.

On September 19, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) providing aggregate gross proceeds to the Company of up to $15,000,000 (the “Maximum”). The Purchase Agreement expires upon the earlier of the aggregate gross proceeds from the sale of shares meeting the Maximum or December 31, 2023.

Among other limitations, unless otherwise agreed upon by Alumni Capital, each sale of shares will be limited to 50,000 shares and further limited to no more than the number of shares that would result in the beneficial ownership by Alumni Capital and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of Common Stock. Alumni Capital will purchase the shares of Common Stock under the Agreement at a discount 20% of the lowest traded price of the Common Stock in the five business days preceding the Company delivering notice of the required purchase of shares to Alumni Capital.

In exchange for Alumni Capital entering into the Purchase Agreement, the Company issued 2,521,008 shares of Common Stock to Alumni Capital upon execution of the Purchase Agreement (the “Initial Commitment Shares”). Alumni Capital represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company shares of Common Stock, including the Commitment Shares, are being offered and sold under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement provides that the Company will file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement having been declared effective by the Securities and Exchange Commission.

As of November 14, 2022, no shares have been sold or issued to Alumni Capital pursuant to the Purchase Agreement other than the 2,521,008 Commitment Shares. The Commitment shares were valued $0.105 per share for total value of $264,706 which has been recorded as deferred offering costs which will be offset against the future proceeds.

Stock Options

During the nine months ended September 30, 2022, the Company issued a stock option grant to purchase up to 85,907,990 shares of the Company’s common stock, vesting immediately and in 90 days, at an exercise price of $0.40 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

During the nine months ended September 30, 2022, the Company issued a stock option grant to purchase up to 153,239,206 shares of the Company’s common stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

The Company used the black-scholes option pricing model to value the options and expensed $24,219,306 during the nine months ended September 30, 2022. As of September 30, 2022, the Company has $17,715,672 of value remaining to be expensed based upon completions of milestones, of which $16,865,676 is contingently subject to expense recognition based on the timing of when the Company is able to up-list the shares as described above as this does not meet the definition of probable under ASC 450, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	239,147,196	0.21
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2022	239,284,669	$0.21

As of September 30, 2022, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.73 years as of September 30, 2022. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2022, the intrinsic value for the options vested and outstanding was $0 and $8,248, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	9,442,857	$0.44
Granted	1,230,000	0.50
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2022	10,672,857	$0.45

NOTE 9 - Notes Payable

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

In February 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $199,800 and 24 equal monthly payments of $32,760. The Company used a 15% discount rate to determine the net present value of the loan value of $871,519. The balance of the loan as September 30, 2022 is $336,266. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

In May 2021, the Company entered into a financing agreement whereby the Company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $299,808, the first month payment of $79,056 and 23 equal monthly payments of $39,528. The Company used a 15% discount rate to determine the net present value of the loan value of $1,148,237. The balance of the loan as of September 30, 2022 is $507,663. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

In July 2021, the Company entered into a financing agreement whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreement required a down payment of $100,800 and 24 equal monthly payments of $15,660. The Company used a 15% discount rate to determine the net present value of the loan value of $421,835. The balance of the loan as of September 30, 2022 is $240,117. The Company is currently in negotiations with the lender to terminate the remainder of the agreement and return the equipment

The following table presents the future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year	Principal Amount
2022	$724,122
2023	359,924
2024	–
2025	–
2026	–
Remaining	–
Total	$1,084,046

NOTE 10 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the nine months ended September 30, 2022:

Cryptocurrency at December 31, 2021	$303,199
Revenue recognized from cryptocurrency mined	438,042
Additions of cryptocurrency - sale of common stock	50,000
Proceeds from sale of cryptocurrencies	(509,997)
Cryptocurrency used for officer compensation	(91,898)
Realized gain on sale/exchange of cryptocurrencies	(186,716)

Cryptocurrency at September 30, 2022	$2,630

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the annual financial statements of Edgemode, a Wyoming corporation and our wholly owned subsidiary, filed with the SEC on Form 8-K. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2022 (the “2022 Quarter”) with those for the three months ended September 30, 2021 (the “2021 Quarter”).  Additionally, the nine months ending September 30, 2022 and nine months ending September 30, 2021 are referred to as the “2022 Period” and “2021 Period”) respectively.

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

Business Overview

We are an early-stage cryptocurrency mining Company. Although Edgemode, our new wholly-owned subsidiary, has historically mined Ethereum, we are now focused on expanding the operations by mining Bitcoin which we anticipate to begin in the first half of 2023, subject to financing. Due to the imminent change of Ethereum (ETH) from Proof of Work (POW) to Proof of stake (POS), the Company is in negotiations to terminate all rental agreements and future purchase orders related to Ethereum mining operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Our revenues for the 2022 Quarter were $1,805 compared to $605,945 for the 2021 Quarter. The reason for the decrease was the decline in the price of Ethereum during the 2022 Quarter compared to prices during the 2021 Quarter. Also the Company experienced power outages at our data center in Rouses Point and returned equipment related to Etherium mining. As we have terminated our rental agreements as referenced above, we do not anticipate power outages in the future materially effecting our operations.

Our cost of revenues for the 2022 Quarter were $6,204 compared to $456,163 for the 2021 Quarter. The reason for the decrease was a decrease in hosting fees incurred as a result of the power outages and lower revenues.

Our operating expenses for the 2022 Quarter were $1,162,200 compared to $2,790,197 for the 2021 Quarter. In the 2022 Quarter, the Company incurred stock-based compensation expense of $318,000 compared to $2,511,421 for the 2021 Quarter.

Our other expenses for the 2022 Quarter were $15,616 compared to $21,221 for the 2021 Quarter. The reason for the decrease was increased loss on cryptocurrencies due to increased transactions and changes in market prices, offset by a decrease in interest expense from the termination of the loans.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Our revenues for the 2022 Period was $438,042 compared to $1,145,466 for the 2021 Period. The reason for the decrease was the decline in the price of Ethereum during the 2022 Period compared to prices during the 2021 Period, in addition to the power outages at our data center in disclosed above.

Our cost of revenues for the 2022 Period was $812,882 compared to $935,273 for the 2021 Period. The reason for the decrease was a decrease in hosting fees incurred as a result of the power outages and lower revenues

Our operating expenses for the 2022 Period was $27,999,172 compared to $3,095,141 for the 2021 Period. In the 2022 Period, the Company incurred stock-based compensation expense of $24,582,181 compared to $2,518,171 for the 2021 Period. In addition, the Company began operations in March of 2021 for initial operations versus having a full nine months of operations for the 2022 Period.

Our other expenses for the 2022 Period was $253,356 compared to $181,917 for the 2021 Period. The reason for the increase was increased loss on cryptocurrencies due to increased transactions and changes in market prices, offset by a decrease in interest expense from the termination of the loans.

LIQUIDITY AND CAPITAL RESOURCES

As of November 14, 2022, the Company had approximately $20,000 of cash. Our liquidity is primarily derived from selling the crypto that we mine, and debt and equity investments from accredited investors. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $60 million in equity capital through private placements. The Company has signed a non-binding term sheet for a $400 million debt facility. We can provide no assurances that any such financings will be completed or successful, nor will they be on terms that we can agree on.

The Company has signed $66 million in hardware purchase orders. Assuming we close on the $400 million debt facility, the debt facility will be used in order to make payments on these purchase orders. There are no assurances the purchase will be completed.

If we fail to raise sufficient additional funds, we will be required to suspend or cease our operations.

The Company has terminated the agreements for approximately $2.2 million of debt for equipment that the Company was using for mining and returned the equipment to the vendor to settle the outstanding liabilities, which is still being negotiated with the vendor. Additionally, we have a significant amount funds committed to the purchase of new Bitcoin miners. We can provide no assurance that we will have the ability to meet these payment requirements or that we will be successful raising capital to meet our working capital requirements.

Summary of cash flows

	September 30, 2022	September 30, 2021
Net cash (used) in operating activities	$(2,060,941)	$(737,980)
Net cash provided by investing activities	$942,534	$45,672
Net cash provided by financing activities	$1,097,963	$2,109,415

During the 2022 Period and 2021 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2022 Period, cash used in operating activities of $2,060,941 primarily resulted from its net loss of $28,627,368, offset by stock-based compensation of $24,582,181, impairment of equipment of $748,269 and loss on cryptocurrency transactions of $186,716.

During the 2021 Period, cash used in operating activities of $737,980 primarily resulted from its net loss of $3,066,865 offset by stock-based compensation of $2,518,171 and loss on cryptocurrency transactions of $20,708.

Investing Activities

Cash provided by investing activities in the 2022 Period of $942,534 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $509.997 from sale of cryptocurrency assets, offset by the purchase of equipment of $370,976.

Cash provided by investing activities in the 2021 Period of $45,672 resulted from proceeds of $734,873 from the sale of cryptocurrency assets, offset by the purchase of equipment of $697,201.

Financing Activities

In the 2022 Period, cash provided by financing activities of $1,097,963 consisted of $724,865 in net proceeds from the issuance of common shares, $380,000 in proceeds from the issuance of notes payable, and $201,250 of proceeds from the issuance of Series B preferred shares, offset by payments on equipment notes payable of $208,152.

In the 2021 Period, cash provided by financing activities of $2,109,415 consisted of $1,807,574 in net proceeds from the sale of common shares, $334,980 in net proceeds from the sale of preferred shares, and $830,000 in proceeds from notes payable, offset by payments on equipment notes payable of $861,564.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2022, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

Dated:  November 14, 2022

FOURTH WAVE ENERGY, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Date	Number	Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization+	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.3	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
10.1	Form of Executive Employment Agreement+	8-K	2/7/2022	10.1
10.2	Consulting Agreement – Isaacs	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

