Form 10-K
period 2022-12-31
Edgemode, Inc.
filed 2023-04-17
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

 ☐ Yes  ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act 915 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,053,960 on June 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 390,437,459 shares of common stock are issued and outstanding as of April 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement (or alternatively, a Form 10-K/A) will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

ii

PART I

Item 1.	Business.

Overview

We have established partnerships with third party hosting firms, Bitcoin mining facilities for the sole purpose of mining Bitcoin. We require financing to operate the mining of Bitcoin. We ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake. Our facilities and mining platform will be operating with the primary intent of accumulating Bitcoin.

During late 2022 and early 2023 we have focused on securing a debt facility. We anticipate our first loan from this facility will be completed in May 2023, although we cannot provide any assurances we will receive any capital under this facility. This debt facility will be used to finance the purchase of BTC mining hardware and hosting contracts which, subject to financing, we anticipate will commence between May 2023 and December 2023.

We believe we have a purchase order in place to acquire significant high quality additional machines contingent on our ability to raise the funds to acquire such machines.

Subject to receipt of financing, we have secured hosting contracts in the U.S and Egypt for over 540MW of hosting capacity, which will provide us the power supply to operate the 20 Exahash of hardware we have purchased.

There are no assurances we will receive adequate financing.

We are in the research and development stage of exploring treasury management alternatives to increase earnings of the cryptocurrency we mine and hold. In that regard, we may continue to hold as well as sell Bitcoin in order to fund the purchase of Bitcoin miners and other mining equipment, to pay operational expenses such as hosting company fees and for working capital and other general corporate purposes. We have no holdings of, and have no current plans to hold, any other types of digital assets other than Bitcoin.

Digital Asset Mining

Historically, we have mined Ethereum. Moving forward, we plan to mine Bitcoin, and may choose to mine other cryptocurrencies, by acquiring miners to solve complex cryptographic algorithms to support the Bitcoin blockchain (in a process known as “solving a block”). In return for solving a block, we have received Ethereum, and when we receive our Bitcoin miners, a Bitcoin. We intend to only mine cryptocurrencies that are not securities. Our policy is to consult counsel prior to attempting to mine any cryptocurrency other than Bitcoin, in order to avoid inadvertently dealing in a cryptocurrency which may be deemed a security. We anticipate that, should we consider mining a cryptocurrency other than Bitcoin we will seek the advice of securities counsel, and the process will include research, review and analysis of the current federal securities laws and regulations regarding digital assets, including judicial interpretations and administrative guidance. However, the processes employed for determining whether particular digital assets are securities within the meaning of U.S. federal securities laws are risk based assessments and are not a legal standard or binding on the SEC or other regulators. See the risk factors below. We recognize that whether a digital asset is a security is a complex legal issue. For that reason, we have no plan in the foreseeable future to mine anything other than Bitcoin and to a lesser extent Ethereum.

With respect to holding and selling the cryptocurrency we mine, our policy is to hold what we mine until management determines that market conditions and circumstances deem selling cryptocurrency to be advisable in the furtherance of our capital needs and objectives. This may include, among other factors, a determination that the cryptocurrency is overvalued at a particular price at a given time, that fiat currency is required to fund our operations, or that an excessive quantity of the specific cryptocurrency has accumulated in our digital wallet resulting in a potential security risk. We hold the cryptocurrency we mine in a digital wallet using a DRFQ account, and do not have any agreements with third parties to manage or exchange the cryptocurrency we mine and store.

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

Our Mining Equipment and Material Agreements

To date, our mining hardware was obtained from 2CRSI, a French global tech group that designs and manufactures servers. These servers were used to mine Ethereum until Ethereum switched its consensus protocol to proof of stake. There is an outstanding debt of $1,179,972 on the miners. The miners have been returned to 2CRSI upon termination of the contract and as such the Company is making no further payments against the potential balance. No confirmation has been received from 2CRSI and as such the balance remains outstanding on the Company’s balance sheet in the accompanying financial statements.

We signed a revised purchase order with Katena in October 2022. We have paid Katena $1,250,000, of which $125,000 was returned to us as a result of delays in delivery for the supply of mining hardware which we anticipate will be delivered by December 2023.

We believe we have 3 purchase orders in place which we believe will secure delivery of significant high quality additional mining hardware between May 2023 and December 2023. We are seeking financing to complete the order. We have not received any financing as of the date of this report and there are no assurances we will receive financing.

Hosting Agreements

We terminated our hosting agreement with Compute North as Compute North went bankrupt in September 2022.

We have secured hosting services in North America and will sign a hosting agreement for 40 MW of capacity which we anticipate to come online in May 2023 subject to receipt of financing.

We have also secured hosting services in Egypt and will sign a hosting agreement for 500 MW of capacity which we anticipate to come online between October 2023 and March 2024, subject to receipt of financing.

Employees

We have two full-time employees and no part-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Property

Our corporate headquarters are located in Fort Lauderdale, Florida, consisting of approximately 1,000 square feet of office space under a monthly rental agreement. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Our Recent Corporate History

Our operating subsidiary, EdgeMode, was incorporated in the State of Wyoming in March 2020. Prior to the closing of the acquisition of Edgemode, we were a shell company with nominal assets and liabilities. Our website address is www.edgemode.io. We have not incorporated by reference into this report the information that can be accessed through our website and you should not consider such information to be part of this report.

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

The recent action taken in China was the final step in that country’s evolving regulatory crackdown. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see our “Risk Factors” below.

Item 1A.	Risk Factors

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

3

Item 2.	Properties.

We maintain our corporate offices at 110 East Broward Blvd, Fort Lauderdale, Florida. We lease these premises under a monthly rental agreement at a nominal cost.

Item 3.	Legal Proceedings.

We are not a party to any pending or threatened litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink Markets under the symbol “EDGM”. Our common stock was previously quoted under the symbol “FWAV.” As of April 12, 2023, the last reported sale price of our common stock as reported by the OTC Markets was $0.023 per share. As of that date, there were approximately 200 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K.

Overview

Prior to January 2022, we were a shell company with no operations. Effective with the closing of the acquisition of Edgemode, a Wyoming corporation, we are an early-stage cryptocurrency mining company. Although Edgemode has historically mined Ethereum, we are now focused on transitioning our operations by mining Bitcoin.

12 Months Ended December 31, 2022 (“2022 Period”) Compared to the 12 Months Ended December 31, 2021 (“2021 Period”).

Results of operations

We had revenues of $438,042 for the 2022 Period compared to $1,572,906 for the 2021 Period. The reason for the decrease was the decline in the price of Ethereum during the 2022 Period compared to prices during the 2021 Period and we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake. Also the Company experienced power outages at our data center in Rouses Point and returned equipment related to Etherium mining.

Our cost of revenues for the 2022 Period was $812,882 compared to $1,347,337 for the 2021 Period. The reason for the decrease was a decrease in hosting fees incurred as a result of the power outages and seizing of Ethereum mining operations in September 2022.

Our operating expenses for the 2022 Period was $31,014,864 compared to $3,531,646, for the 2021 Period. In the 2022 Period, the Company incurred stock-based compensation expense of $24,582,181 compared to $2,537,418 for the 2021 Period, along with increased loss on cryptocurrencies due to increased transactions and changes in market prices. In addition, the Company began operations in March of 2021 for initial operations versus having a full year of operations for the 2022 Period.

Our other expenses for the 2022 Period was $856,293 compared to $252,678 for the 2021 Period. The reason for the increase was a loss related to the termination of a prepaid hosting agreement, offset by a decrease in interest expense from the termination of the loans.

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

Liquidity and Capital Resources

As of April 14, 2023, the Company had approximately $15,000 of cash. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $50 million in equity capital through private placements. We can provide no assurances that any such financings will be successful, nor will they be on terms acceptable to the Company.

If we fail to raise sufficient additional funds, we will be required to significantly scale back our plan of operations.

The Company has terminated the agreements for approximately $1.6 million of debt for equipment that the Company was using for mining and returned the equipment to the vendor to settle the outstanding liabilities. The Company is making no further payments against the potential balance. No confirmation has been received from 2CRSI and as such the balance remains outstanding on the Company’s balance sheet in the accompanying financial statements. Additionally, we have a significant amount funds committed to the purchase of new Bitcoin miners. We can provide no assurance that we will have the ability to meet these payment requirements or that we will be successful raising capital to meet our working capital requirements.

Summary of cash flows

	December 31, 2022	December 31, 2021
Net cash (used) in operating activities	$(2,169,308)	$(3,125,137)
Net cash (used) in investing activities	$1,047,473	$(287,758)
Net cash provided by financing activities	$1,097,963	$3,374,402

Critical accounting policies

See Note 2 to the December 31, 2022 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

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

RISK FACTORS

Summary Risk Factors

Our business and an investment in our common stock are subject to numerous risks and uncertainties that investors should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

•	We have a history of operating losses, have limited sources of revenue as an early-stage cryptocurrency mining company and may not be able to achieve or sustain profitability.

•	As we transition our cryptocurrency mining operations from Ethereum mining to Bitcoin mining, we may be unsuccessful in obtaining and operating equipment and infrastructure four our Bitcoin mining operations in the timeframe intended, on favorable terms or at all, and there is limited information available on which to evaluate our prospects.

•	We will need significant additional capital to execute our business plan, including to make the substantial purchase price payments for Bitcoin mining equipment, and any failure to raise such capital as and when intended or at all will materially harm our business and prospects.

•	We may be unable to raise the capital needed to continue and grow our operations, and if we do raise the capital sought the securities that we issue may have a dilutive effect on our stockholders, a depressive effect on our stock price and/or a restrictive effect on our ability to execute our business plan and growth strategy.

•	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

•	We will need to incur significant costs to transition to, acquire and maintain and operate Bitcoin mining equipment to replace our prior equipment which was designed to mine Ethereum, including funding contracts to source sufficient electricity on reasonable terms which we may be unable to do now or in the future.

•	Our mining operating costs, including the costs to operate, maintain, repair and replace our mining equipment, have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

•	The cryptocurrency mining industry is highly competitive, with many of our competitors having better access to capital and may buy mining equipment at scale. The competition has intensified as the price of Bitcoin has appreciated in recent years, which could have a material adverse effect on our results of operations if we are unable to keep up.

•	Cryptocurrencies and related activities are characterized by numerous other risks and uncertainties, including the possibility for adverse regulatory developments such as bans or restrictions, hacking or malicious coding, price volatility, inaccurate mining pool calculations, the potential for one cryptocurrency to branch into two, the periodic reduction by half of the Bitcoin rewards from mining a block on the blockchain, adverse changes to the blockchain algorithm, and other external forces beyond our control described more fully below.

•	The future development and growth of cryptocurrencies such as Bitcoin is subject to a variety of factors that are difficult to predict and evaluate, and if the market for Bitcoin does not grow as we expect, or the price of Bitcoin declines, our business, operating results, and financial condition could be adversely affected.

•	The market prices of cryptocurrencies such as Bitcoin are to some extent dependent upon the possibility for broad market acceptance of these digital assets as a means of exchange which has not and may never occur, in which case the price of Bitcoin, the cryptocurrency markets in general and our prospects could materially diminish.

•	Our operations and the results thereof are subject to risks arising from Internet disruptions or delays, cybersecurity threats, incorrect digital recording of transactions, and other contingencies resulting from holding and transacting in digital assets. Further, due to current lack of regulation, we may be unable to seek or obtain recourse if such contingencies were to occur

•	The ongoing supply chain delays may create the possibility of delays in delivery and launch and/or expansion of our mining facilities and equipment, which could stunt our growth, diminish our prospects, result in lost opportunity or revenue and increase our costs, particularly given the volatile nature of the cryptocurrencies we intend to mine.

•	Our operating results have and will significantly fluctuate due to the highly volatile nature of cryptocurrencies such as Bitcoin, and if the price of Bitcoin declines, including potentially due to political, economic, or other forces beyond our control, it would materially adversely affect our business.

•	Our reliance on third party “mining pools,” which enable us to cooperate with other Bitcoin mining enterprises to receive Bitcoin with less variance in probability of reward by sharing Bitcoin earned pro rata based on contribution to a block solved, subjects us to risks of inaccurate sharing of rewards and the loss of other at-will participants in the pool.

•	We and the industry in which we operate are subject to an uncertain and rapidly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations, including those imposing restrictions or bans on Bitcoin mining due to concerns about high electrical power usage, or any regulatory developments concerning the status of Bitcoin as a security, could adversely affect our business.

•	Banks and financial institutions may not provide banking services, or may cut off services or access to capital, to businesses that engage in cryptocurrency-related activities, or may otherwise by subject to adverse developments arising from cryptocurrencies or general financial or economic conditions.

•	Our stock price is subject to significant volatility due to a variety of factors, many of which are beyond our control, including its status as a “penny stock,” the fact that it is not listed on a national securities exchange, and its potential connection to the price of Bitcoin or other cryptocurrencies, which could adversely affect investors.

•	We have not paid cash dividends to our stockholders and do not intend to do so in the foreseeable future.

•	We will be subject to expensive compliance requirements as a public company which is required to file reports with the SEC and adhere to enhanced internal control requirements.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Cryptocurrency Mining Business and Financial Condition

We will need significant additional capital to execute our business plan, which includes purchasing, installing and operating Bitcoin mining equipment to replace our prior Ethereum mining operations, and any failure to raise such capital as and when intended or at all will materially harm our business and prospectus.

Our business plan envisions shifting our focus from mining Ethereum to mining Bitcoin. Because the blockchains for each of these two cryptocurrencies use different algorithms, different mining equipment is needed to mine Bitcoin rather than Ethereum. Therefore, in order to mine Bitcoin as intended, we will need to purchase and install Bitcoin mining equipment at our hosted facilities. The price of cryptocurrency mining equipment in general and Bitcoin mining equipment in particular is high, and can be volatile with sudden and dramatic changes depending on uncontrollable factors such as the price of Bitcoin and supply shortages. Additionally, the removal and installation of mining equipment, which will be necessary given our limited access to sufficient mining facilities, is also costly. We have executed purchase orders to provide us with Bitcoin miners. Unless and until we can raise sufficient capital, we are unable to complete any orders. If we are unable to raise these amounts for any reason, any amounts paid towards the purchase price of undelivered equipment will be lost if the purchase agreement is terminated, and we will be forced to incur additional costs to locate and obtain miners from another source, in which case our results of operation will be harmed and our future prospects will be hindered. Any delay or inability to raise and deploy the necessary capital in a timely manner, on favorable terms, or at all, will have the effect of delaying or preventing us from executing our business plan and meeting our growth objectives, which could materially harm your investment in us.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business strategy is implemented, or if Bitcoin or other cryptocurrency prices decline, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including the acquisition of new or additional miners to commence Bitcoin mining as planned, and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain adequate debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our plan of operations. We need significant additional capital to pay for new Bitcoin miners. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, with respect to the recent loan agreement and any additional debt financing, the holders of such debt would have priority over the holders of common stock on order of liquidation preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our shareholders.

Even if we are able to raise sufficient capital, we may encounter delays or difficulties in obtaining and deploying Bitcoin mining equipment as planned.

In order to be successful in executing our business plan, we need to efficiently replace our Ethereum mining equipment with Bitcoin mining equipment in a timely, efficient, and cost-effective manner. Assuming we are able to raise sufficient capital to do so, we may encounter a variety of potential risks or problems with respect to deploying the funds towards our new mining focus. There has been shortages of cryptocurrency mining equipment due to limited materials such as computer chips. Further, to obtain Bitcoin mining equipment, we will be reliant on one or more manufacturers and/or suppliers to provide us with the miners, who may require us to agree to excessive prices or fees, or may fail to deliver the purchased equipment on schedule. Additionally, we will need skilled labor to install Bitcoin mining equipment. Also, because Bitcoin mining uses a proof of work method which requires more energy than the proof of stake system employed by Ethereum’s blockchain, our hosts’ current electricity supply may be inadequate to launch our Bitcoin mining as envisioned without added costs to us, if at all. Any unexpected delays or heightened costs will adversely effect our results of operation both by extending the period of time in which we are not mining cryptocurrencies at our maximum potential capacity and increasing the costs of operating. Further, because of the volatile nature of the cryptocurrency markets, including the prices of Bitcoin and Ethereum, any such delay could prevent us from mining and selling Bitcoin at higher prices. For example, in early 2022 the price of Bitcoin declined by over $12,000 in a matter of weeks, and since the 2022 declines, the price of Bitcoin has yet to return to its previous high. If we are unable to purchase, deploy and operate Bitcoin mining equipment in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, or at all, it could have a material adverse effect on our business, results of operations and future prospects.

We are at an early stage of development of our cryptocurrency mining business and currently have limited sources of revenue and may never become profitable.

Until February 2021, we had no operations. Although we began generating revenue in 2021 and early 2022 from our Ethereum mining activities, we since ceased mining Ethereum and are not actively mining any cryptocurrency or otherwise generating revenue, and will not unless and until we obtain sufficient capital and otherwise can execute our plan to install and operate Bitcoin mining equipment and infrastructure. Given these developments, even if we can launch a Bitcoin mining enterprise to replace our prior Ethereum mining focus, we are subject to the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our proposed services or be able to liquidate our cryptocurrencies. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. If we are unable to increase our generation of revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. In order to expand our operations, we will need to enter into new agreements and strategic relationships which will expose us to additional financial obligations and contingencies, including the possibility of contractual disputes and reliance on third parties which are beyond our control. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

To date, we have mainly mined Ethereum, which mining ceased in September 2022. Moving forward, and subject to certain contingencies described elsewhere in these Risk Factors and certain other sections of this Report, our primary focus is on mining Bitcoin, and those operations are expected to be located outside of the United States. Our current strategy will continue to expose us to the numerous risks and volatility associated within the cryptocurrency sector, including due to the high costs of purchasing miners and sourcing power for them, while monitoring the price of Bitcoin, which has historically been volatile. Further, we have experienced recurring losses and negative cash flows from operations. To date, we have relied on debt or equity financings to fund our operations, and if the price of our cryptocurrencies are not sufficiently high to enable us to sell the cryptocurrencies we mine at prices above our cost to mine it, then we are likely to continue to be unable to fund our operations without raising additional capital. Further, even if prices are sufficiently high for our mining activities, we are likely to need to raise additional capital to fund the acquisition of new miners to repair or replace our existing miners and expand our number of miners to be competitive. We expect to incur additional net losses over the next several years as we seek to expand operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If we are unsuccessful at executing on our business plan, our business, prospects, and results of operations may be materially adversely affected.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming that we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our mining operating costs have historically outpaced our mining revenues, which has and could continue to put a strain on our business or increase our losses.

Our mining operations are costly and our expenses may increase in the future, including as we transition to mining Bitcoin, which will involve purchasing new mining equipment and potentially deploying a greater amount of electricity to the mining process. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The cost of obtaining new and replacement miners and parts is highly capital intensive and may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin are lower than the price for which we mine when we sell them. Our miners are subject to ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. For example, approximately 10% of our Ethereum miners experienced glitches and defects and as a result demonstrated either limitations on mining capabilities or outright inability to mine, such that they had to be replaced or repaired, or otherwise operated at the lower production levels. The result of this development was not only increased costs to us, but also a reduced ability to generate revenue while these miners were not operating. Circumstances such as these, or a general need to replace outdated miners in the future, which may arise if and when we launch Bitcoin mining operations which rely on similar equipment, are highly cost intensive and can be a serious hindrance on our mining operations and ability to generate revenue or obtain profitability.

Additionally, as the mining technology, our business strategy and/or the cryptocurrency industry evolves, we may need to acquire newer models of miners to remain competitive in the market. For example, as discussed above we will need to obtain new miners in order to mine Bitcoin as planned, although we have encountered and expect to continue to face challenges in paying purchase price installments for these miners under our purchase orders. Certain models of Bitcoin miners have been subject to defects diminishing our even eliminating their mining efficacy. Further, over time, we may replace those miners which are no longer functional or efficient or powerful enough with new miners purchased from third-party manufacturers, the cost of which may be higher than what we spent on prior models and/or such that we will need to raise more capital to do so. For instance, the price of Bitcoin miners has historically been somewhat correlated to the price of Bitcoin, which has appreciated in recent years. Depending on the price of new miners and our operational needs at the time we decide to replace miners in the future, we may have to do so at higher costs than we could have previously, which would add to our losses. Alternatively, even absent defects or reductions in computing power, mining machine models are upgraded frequently, and we are and will continue to be subject to either higher competitive pressure as a result, or will be forced to expend large amounts of capital to remain competitive and maintain optimal hash rates.

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

We will need new mining equipment to further our operations, both to implement business plan of shifting to Bitcoin mining and to address potential issues such as ordinary wear and tear and defects which may arise in the future. Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and components used to produce them, as well as delayed delivery schedules for new miner purchases. There can be no assurances the mining equipment manufacturers on which we will rely will be able to keep pace with the surge in demand for mining equipment when we obtain, upgrade and/or expand upon our current miners. Supply chain disruptions may adversely affect us, including shortages of transformers needed to power our miners. Additionally, the supply of the materials used to produce miners, such as the application-specific integrated circuit (“ASIC”) computer chips that are the primary feature in their computing power, may become subject to shortages, which could also either increase the cost beyond what we can reasonably afford or reduce their availability without unreasonable delay or at all. It is uncertain how manufacturers will respond to these trends and whether they can deliver on the schedules promised to any or all of their customers in the future. In the event manufacturers of mining equipment or component parts or materials are not able to keep pace with demand or avoid supply shortages, we may not be able to purchase such products in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, which could have a material adverse effect on our business and results of operations.

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

Because of our focus on Bitcoin mining and the cryptocurrency industry in general, our future success will depend upon the value of Bitcoin and on the cryptocurrency markets, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend upon the value of Bitcoin because it is the primary cryptocurrency we intend to mine moving forward, assuming we can raise the necessary capital to obtain and install the Bitcoin mining equipment. Specifically, our revenues from our Bitcoin mining operations will be based upon two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value and liquidity of Bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Furthermore, our business strategy focuses solely on producing Bitcoin (as opposed to other cryptocurrencies). Previously, we focused solely on mining Ethereum as that was the only mining equipment available to us. If other cryptocurrencies overtake Bitcoin in terms of acceptance, the value of Bitcoin could decline.

The cryptocurrency industry is characterized by a high level of volatility, and the collapse in the prices of most popular cryptocurrencies such as Bitcoin and Ethereum has cast doubt on the future of cryptocurrency-focused businesses such as ours. This trend was further impacted by the recent controversy and failure surrounding FTX, a cryptocurrency exchange that collapsed after its Chief Executive Officer was accused of fraud and misappropriation of corporate funds in a manner that has been compared to both Enron and Madoff. Since then certain other cryptocurrency-focused companies have filed for bankruptcy, and more recently in March 2023 two major U.S. banks with involvement in cryptocurrencies collapsed. The result thus far has been a decline in the cryptocurrencies markets and in the public’s perception of the industry. In addition, following the FTX controversy, regulators began reviewing cryptocurrency-focused companies and their operations with greater scrutiny, and have brought enforcement actions seeking to restrict or cease such activities.

If we are unable to separate ourselves from the recent adverse developments in the cryptocurrency space, or otherwise develop and execute on our business plan in a manner that enables us to establish and maintain material revenue sources, our business and financial condition could be materially adversely affected. Further, a perceived lack of stability in the cryptocurrency markets and the closure or suspension shutdown of cryptocurrency exchanges and networks due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in cryptocurrency networks and result in greater volatility in cryptocurrency values, including Bitcoin, and on our results of operations. Further, our focus on cryptocurrency, and the above-described past and/or any future adverse developments with respect to our operations or industry, could result in declines or volatility in our stock price, difficulty or inability to obtain adequate financing as needed, on favorable terms or at all, the risk of increased losses or asset impairments, and the potential for legal proceedings and reputational harm which could arise from any of the foregoing. Such external developments have the potential to affect us even if we believe our financial condition, operations and infrastructure our secure. These potential consequences could materially adversely affect an investment in us.

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

The performance and reliability of our miners and our technology is critical to our operations. We currently plan on using Katena and MicroBT Whatsminer models for mining Bitcoin. If there are issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. This would result in both lost revenue from inhibited mining operations and increased costs to repair and replace our mining infrastructure. Therefore, any disruption in our ability to continue mining, even with a portion of our total miners, could result in a material reduction to Bitcoin reward yields which would harm our business. Any weakness, flaw, or error which arises with our miners such similar to or more severe and widespread than the problems we experienced with our miners may affect all or a large portion of our miners; therefore, if a defect or other flaw exists, our entire mine could go offline simultaneously. Any such interruption, delay or inability to continue operations could result in financial losses, a decrease in the trading price of our common stock and reputational harm, in which case you could lose some or all of your investment.

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

As previously mentioned, we ceased our Ethereum mining operations and now focus solely on Bitcoin. There is a possibility of Bitcoin mining algorithms transitioning to proof of stake validation in the future. Proof of stake is an alternative method in validating cryptocurrency transactions that is less dependent on the consumption of electricity. Should the algorithm, whether it relates to Bitcoin or Ethereum, or other cryptocurrencies we mine shift from a proof of work validation method to a proof of stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our mining operations, may be exposed to the risk in the future of losing the relative competitive advantage we may have over some of our competitors as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This is because we are investing heavily in equipment based on the mining algorithms method of validation. Such events could have a material adverse effect on our ability to continue as a going concern, which could have a material adverse effect on our business, prospects or results of operations, the value of Bitcoin, Ethereum or other cryptocurrencies we mine or otherwise acquire and your investment in us.

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

Risks Related to Our Reliance on Bitcoin and the Cryptocurrency Industry

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

During Calendar year 2020, the trading price of Bitcoin appreciated significantly, from a low closing value of approximately $5,000 per Bitcoin in March 2020, to a high closing value of approximately $29,400 per Bitcoin in December 2020. From 2021 to present the trading price of Bitcoin was volatile with a high of approximately $68,789 in November 2021 and a low of approximately $15,460 in November 2022. There can be no assurances that similar fluctuations in the trading price of Bitcoin will not occur in the future. Accordingly, since our revenue will depend on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

Recent events have increased the likelihood the US federal and state legislatures and regulatory agencies will enact laws and regulations to regulate cryptocurrencies and intermediaries, and could have other adverse consequences.

The collapse of Terra USD and Luna and the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis Global and BlockFi have resulted in calls for heightened scrutiny and regulation of the cryptocurrency industry, with a specific focus on cryptocurrency exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies are expected to introduce and enact new laws and regulations to regulate cryptocurrency intermediaries, such as cryptocurrency exchanges and custodians. The March 2023 collapses of Silicon Valley Bank and Signature Bank may amplify and/or accelerate these trends. The U.S. regulatory regime - namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning cryptocurrencies, including Bitcoin and cryptocurrency markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning cryptocurrencies and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the cryptocurrency industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. Further the SEC seems to have changed tactics and in early 2023 it sued multiple cryptocurrency companies for selling unregistered securities. We cannot predict how these and other related events will affect us. We cannot assure you that future legislation or regulation will not have an adverse effect upon us. It is possible that new laws and increased regulation and regulatory scrutiny may require the Company to comply with certain regulatory regimes, which could result in new costs for the Company. The Company may have to devote increased time and attention to regulatory matters, which could increase costs to the Company. New laws, regulations, and regulatory actions could significantly restrict or eliminate the market for, or uses of, cryptocurrencies including Bitcoin, which could have a negative effect on the value of Bitcoin, which in turn would have a negative effect on the value of the Company’s shares.

These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the cryptocurrency industry as a whole. A perceived lack of stability in the cryptocurrency market and the closure or temporary shutdown of cryptocurrency exchanges and other cryptocurrency-focused enterprises due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in cryptocurrency networks and result in greater volatility in cryptocurrency values. Further, these adverse developments and public controversies could result in diminished public perception of our industry, and in turn of us, rendering it more difficult to raise capital or otherwise further our or our investors’ interests. Any of these potential consequences could materially adversely affect us and/or an investment in us.

The markets for Bitcoin may be under-regulated and, as a result, the market price of our cryptocurrency may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

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

A particular cryptocurrency’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, with a growing number of regulators taking the position that certain cryptocurrencies are securities and bringing enforcement actions accordingly, and if we are unable to properly characterize a cryptocurrency or comply with the applicable regulatory requirements, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

While in February 2023 the SEC Chairman reiterated his position that Bitcoin is not a security, the SEC and its staff have taken the position that every other cryptocurrency falls within the definition of a “security” under the U.S. federal securities laws. Further, while we focus on Bitcoin, the SEC’s views or policies with respect to Bitcoin and the agency’s regulatory authority over it could change over time, and we could in the future expand our operations to mining or conducting other forms of business with cryptocurrencies other than Bitcoin, particularly given the early stages of our operational development.

The legal test for determining whether any given cryptocurrency is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptocurrency as a security. Furthermore, the SEC’s views in this area have evolved over time, and the SEC’s Enforcement Division have recently demonstrated a willingness and intention to bring actions against businesses with a cryptocurrency focus, including for failure to register transactions involving cryptocurrencies under the federal securities laws by deeming such cryptocurrencies to be securities. For example, in February 2023 the SEC charged Kraken with failing to register the offer and sale of its staking-as-a-service program, whereby investors transfer cryptocurrencies to Kraken for staking in exchange for advertised annual investment returns. Kraken settled this action by agreeing to cease its staking business and to pay $30 million in disgorgement, prejudgment interest and civil penalties. Similarly, in March 2023 the New York Attorney General became the first U.S. regulator to claim in court that Ethereum, the cryptocurrency we used to mine, is a security in its lawsuit against KuCoin, a cryptocurrency exchange. While we maintain that Bitcoin is not a security, if we become subject to regulatory scrutiny or enforcement actions by securities regulators, based on mining or otherwise dealing in Bitcoin or in other cryptocurrencies, it could result in a similar adverse outcome to us as was experienced by Kraken, including expensive litigation and penalties and cessation of the allegedly noncompliant operations, which would materially adversely harm us. These or additional developments that may arise underscore the risks in our business, particularly its reliance on cryptocurrencies such as Bitcoin. Further, as disclosed elsewhere in this Report, we are in the research and development stage of exploring treasury management alternatives to increase earnings of the cryptocurrency we mine and hold, and regulatory developments may hinder our ability to proceed with what management believes to be a viable pursuit, or if we pursue such an undertaking we could be exposed to the regulatory risks discussed in this Risk Factor.

Further, certain cryptocurrencies may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of cryptocurrencies as “securities.” As a result of the foregoing recent and potential developments, we may be forced to, or voluntarily elect to, limit, suspend or cease our staking services operations or certain aspects thereof in order to comply with applicable laws and regulations and avoid the regulatory scrutiny and adverse consequences that could result. Further, because of how recent these government actions are and the high probability that further action is forthcoming, we anticipate higher compliance costs and diversion of management’s limited time and attention towards these events until a more definitive regulatory regime is established to govern the cryptocurrency industry in which we operate.

If any cryptocurrency is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such cryptocurrency. For instance, the networks on which such cryptocurrency is utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the cryptocurrency. Also, such a development may make it difficult for such supported cryptocurrency to be traded, cleared, and custodied as compared to other cryptocurrencies that are not considered to be securities. These events could, among things, result in a decline in the market prices for the cryptocurrencies on which our operations rely, and thereby reduce the demand for our solutions and the revenue generated therefrom.

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

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

•	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

•	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies; and

•	the impact of regulators focusing on cryptocurrencies and the costs associated with such regulatory oversight.

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

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, and turmoil among financial institutions arising from or relating to cryptocurrencies or in general can materially adversely affect us and our industry.

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

Further, in March 2023 two of the largest financial institutions in the U.S., Silicon Valley Bank and Signature Bank, which had involvement in cryptocurrencies, collapsed as continued negative economic prospects and failures to obtain payment from borrowers, together with a large number of withdrawals, caused these banks to encounter substantial financial difficulty leading up to these failures. In response to these events, the Federal Deposit Insurance Corporation (“FDIC”) transferred all the deposits, both insured and uninsured, of these banks to corresponding “bridge banks” operated by the FDIC as it markets the institution to potential bidders. While the impact of these developments on the Company and on the cryptocurrency industry and the economy in general remain unclear, it is possible that these events underscore a broader financial crisis facing the country, in which cryptocurrencies may have played and/or have yet to play a role. In the wake of these collapses, the U.S. capital markets and the prices of equity securities and cryptocurrencies have faced significant volatility as investors continue to evaluate these events and how they may interact with other ongoing issues with the U.S. economy, including inflation and Federal Reserve interest rate increases.

Regulators have also taken action that calls the future role of cryptocurrencies in the U.S. financial system into question. For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement on the liquidity risks that cryptocurrencies pose and urging financial institutions to engage in transactions involving cryptocurrencies and cryptocurrency-focused clients with caution, which could potentially create challenges regarding access to financial services. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between cryptocurrencies and the broader financial system. Meanwhile, the SEC has taken several actions aimed at curtailing activities it deems sales of unregistered securities. However, also during January of 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. Bipartisan leadership of the Senate Banking Committee announced a similar objective.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities, which contingencies may become more likely in the future if and to the extent cryptocurrencies are considered a significant factor in the recent financial collapses experienced by the major banks as described above. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin adversely affect an investment in us.

Geopolitical or economic crises may motivate large-scale sales of cryptocurrencies, which could rapidly decrease the price of cryptocurrencies. For example, market analysts have indicated that in some cases, such as during large scale adverse economic events, trading and market prices of cryptocurrencies such as Bitcoin have correlated to some extent with the movement of equity markets, regardless of the stock or asset class. For example, in March 2020, as global shutdowns ramped up in response to the COVID-19 pandemic, the price of Bitcoin plummeted together with stock prices globally. Similarly, in 2022 as the Federal Reserve raised interests rates to combat inflation, cryptocurrency prices declined with stock prices in the U.S. These trends are contrary to a formerly commonly held conception that buying and holding cryptocurrencies can be used as a “hedge” to investing in the more conventional equity markets, and may eventually result in diminished popularity of cryptocurrencies in general by the public. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in cryptocurrency values and could adversely affect an investment in us.

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

We will use a Copper.Co digital wallet to store the Bitcoin we mine. Copper.Co provide an institutional grade custody service to secure the Bitcoin that we hold. Although we may change to another digital wallet provider or use multiple providers at any time. In order to own, transfer and use Bitcoin on the blockchain network, we must have a private and public key pair associated with a network address, commonly referred to as a “wallet”. Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit Bitcoin into our digital wallet, we must “sign” a transaction that consists of the private key of the wallet from where the Bitcoin is being transferred, the public key of a wallet that Copper.Co or its custodian controls and provides to us, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw Bitcoin from our account, we must provide Copper.Co or its custodian with the public key of the wallet that the Bitcoin are to be transferred to, and Copper.Co or its custodian then “signs” a transaction authorizing the transfer. In addition, some cryptocurrency networks require additional information to be provided in connection with any transfer of cryptocurrency such as Bitcoin. A number of errors or other adverse events can occur in the process of depositing, storing or withdrawing Bitcoin into or from Copper.Co, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing Bitcoin. Additionally, our reliance on third parties such as Copper.Co and the maintenance of keys to access and utilize our digital wallet will expose us to enhanced cybersecurity risks from unauthorized third parties deploying illicit activities such as hacking, phishing and social engineering, notwithstanding the security systems and safeguards employed by us and others. Cyberattacks upon systems across a variety of industries, including the cryptocurrency industry, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals. For example, attacks may be designed to deceive employees and service providers into releasing control of the systems on which we depend to a hacker, while others may aim to introduce computer viruses or malware into such systems with a view to stealing confidential or proprietary data. These attacks may occur on our digital wallet or the systems of our third-party service providers or partners, which could result in asset losses and other adverse consequences. Alternatively, we may inadvertently transfer Bitcoin to a wallet address that we do not own, control or hold the private keys to. In addition, a Bitcoin wallet address can only be used to send and receive Bitcoin, and if the Bitcoin is inadvertently sent to an Ethereum or other cryptocurrency wallet address, or if any of the foregoing errors occur, all of the Bitcoin will be permanently and irretrievably lost with no means of recovery. Such incidents could result in asset loss or disputes, any of which could materially adversely affect our business.

Security threats to us could result in a loss of Company’s Bitcoin holdings.

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

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade with no or minimal restriction, while in some jurisdictions, such as in the U.S., cryptocurrencies are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. As concern over cryptocurrencies’ role in the broader economy and society as a whole grows, regulatory authorities have demonstrated an increased interest in enforcement actions, legislative initiatives and other forms of restriction and oversight in an effort to protect the general public from the perceived risks and uncertainties, as described in certain of the preceding Risk Factors. Further, additional laws, regulations and rules from are expected to arise in the future from legislative bodies, agencies and self-regulatory organizations, some of which may adversely affect us, either directly by impacting our operations or those of third parties on which we rely or indirectly by affecting the cryptocurrency market generally or otherwise. Ongoing and future regulatory actions could have a material adverse effect on our business, prospects or operations.

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

In addition to regulatory actions affecting cryptocurrencies in general or particular stakeholders within the industry, we could become subject to regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, China has already made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Further, on March 2, 2021, governmental authorities of the Chinese province of Inner Mongolia, began to take action to impose an outright ban on Bitcoin mining in the province due to the industry’s high electrical consumption demands and negative environmental impacts. In the U.S. certain states and local jurisdictions have also taken action aimed at curtailing cryptocurrency mining. This could demonstrate the beginning of a regulatory trend in response to concerns of overconsumption as it relates to environmental impact and energy conservation, and similar action in a jurisdiction in which we operate could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment. We no longer have any mining operations in the U.S. and anticipate substantially all of our mining operation will now be in Egypt and the balance in Canada.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry including changes which adversely affect Bitcoin;

•	the continued volatility of the price of Bitcoin;

•	our ability to obtain working capital financing and commence our planned Bitcoin mining operations;

•	progress and publications of the commercial acceptance of Bitcoin and other cryptocurrencies;

•	additions or departures of key personnel including our executive officers;

•	sales of our common stock;

•	any public announcement of entering into new agreements and terms thereof, including with respect to the purchase of miners and contracts for the supply of electricity to our facility;

•	business disruptions caused by earthquakes, tornadoes, terrorism or other natural disasters;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	adverse regulatory developments; and

•	economic and other external factors.

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

Our common stock trades on the OTC Pink operated by OTC Markets Group Inc. This market is not a national securities exchange. Generally the OTC Pink does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5.00 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

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

Until January 31, 2022, we were a shell company and as such shareholders can only rely on the provisions of Rule 144 for the resale of their shares when certain conditions are met.

We have been a shell company as defined under Rule 405 of the Securities Act of 1933 (“Securities Act”). As securities issued by a former shell company, the securities issued by us can only be resold under Rule 144 when certain conditions are met, including that: (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and (ii) we have filed all required reports under the Exchange Act of the preceding 12 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 2738)
F-2	Consolidated Balance Sheets as of December 31, 2022 and 2021;
F-3	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;
F-4	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022 and 2021;
F-5	Consolidated Statements of Cash Flows for years ended December 31, 2022 and 2021;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Edgemode, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EdgeMode, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company began operations in 2020, has incurred net losses from operations since inception, and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in the notes to the consolidated financial statements, the Company provides computing power in cryptocurrency transaction validation services to certain mining pool operators. The transaction consideration received by the Company, if any, is a non-cash consideration, which the Company measures at fair value on the date received.

The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is due to the complexities involved in auditing the completeness and occurrence of the revenue recognized by the Company.

To form our overall opinion on the consolidated financial statements, we performed substantive analytical procedures to determine the existence, occurrence, and valuation of the digital assets awarded to the Company as consideration for their services rendered to the pool operators. Additionally, auditing management’s evaluation of the accounting for mining revenues recognized involved significant judgement and subjectivity due to lack of formal GAAP guidance in the United States.

/s/ M&K CPAS, PLLC

Houston, TX

April 17, 2023

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$70	$23,942
Subscription receivable	–	158,850
Prepaid expenses and other current assets	27,638	22,373
Prepaid hosting services	894,355	1,586,297
Deferred offering costs	264,706	–

Total current assets	1,186,769	1,791,462

Intangible assets - cryptocurrencies	2,630	303,199
Equipment, net	–	3,520,443

Total assets	$1,189,399	$5,615,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$869,524	$145,855
Accrued payroll	487,159	–
Accrued dividends	6,190	42,843
Equipment notes payable	1,179,972	932,273
Notes payable	35,000	1,657,580
Series B preferred shares liability, net	205,226	–

Total current liabilities	2,783,071	2,778,551

Equipment notes payable, net of current	–	359,925

Total liabilities	2,783,071	3,138,476

Commitments and contingencies

Preferred shares of EdgeMode	–	341,730

Stockholders' equity (deficit):
Preferred shares, $0.001 par value, 4,999,000 shares authorized December 31, 2022 and 2021; zero 0 issued and outstanding December 31, 2022 and 2021	–	–
Common shares, 950,000,000 and 500,000,000 shares authorized, December 31, 2022 and December 31, 2021; Par value $0.001; 390,437,459 and 292,179,345 shares issued and outstanding, December 31, 2022 and 2021, respectively	390,437	292,179
Additional paid-in capital	33,896,019	5,476,850
Accumulated deficit	(35,880,128)	(3,634,131)
Stockholders' equity (deficit)	(1,593,672)	2,134,898

Total liabilities and stockholders' equity (deficit)	$1,189,399	$5,615,104

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2022	December 31, 2021

Revenue	$438,042	$1,572,906
Cost of revenue	812,882	1,347,337
Gross margin	(374,840)	225,569

Operating expenses:
General and administrative expenses	27,784,864	3,495,161
Loss on sale of equipment and impairment	3,075,748	–
Loss on cryptocurrencies	154,252	36,485
Total operating expenses	31,014,864	3,531,646

Loss from operations	(31,389,704)	(3,306,077)

Other expense:
Interest expense	(148,119)	(217,467)
Other expense	(708,174)	(35,211)
Total other expense	(856,293)	(252,678)

Loss before provision for income taxes	(32,245,997)	(3,558,755)

Provision for income taxes	–	–

Net loss	(32,245,997)	(3,558,755)
Preferred Dividends	–	(42,843)
Net loss to common shareholders	$(32,245,997)	$(3,601,598)

Loss per common share - basic and diluted	$(0.09)	$(0.02)

Weighted average shares outstanding - basic and diluted	377,574,305	230,528,243

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2022 and 2021

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2020	–	$–	190,734,649	$190,735	$245,576	$(75,376)	$360,935

Common shares issued in exchange for cash	–	–	46,674,281	46,674	2,447,133	–	2,493,807

Preferred shares issued in exchange for cash	125,001	334,980	–	–	–	–	–

Common shares issued in exchange for cryptocurrency	–	–	1,888,787	1,889	160,530	–	162,419

Common shares issued for exercise of options	–	–	8,883,496	8,883	146,550	–	155,433

Common shares issued for exercise of options - cashless	–	–	43,733,770	43,734	(43,734)	–	–

Common shares issued for exercise of options - cryptocurrency	–	–	264,362	264	3,423	–	3,687

Stock-based compensation	2,206	6,750	–	–	2,530,668	–	2,530,668

Contribution of Cryptocurrency from related party	–	–	–	–	29,547	–	29,547

Preferred dividends	–	–	–	–	(42,843)	–	(42,843)

Net loss	–	–	–	–	–	(3,558,755)	(3,558,755)

Balance December 31, 2021	127,207	341,730	292,179,345	292,179	5,476,850	(3,634,131)	2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Common shares issued in exchange for cash	–	–	1,617,756	1,617	564,398	–	566,015

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Common shares issued in exchange for compensation	–	–	4,000,000	4,000	314,000	–	318,000

Common shares issued in exchange for deferred financing costs	–	–	2,521,008	2,521	262,185	–	264,706

Common shares cancelled pursuant to SEC Legal case	–	–	(13,889)	(14)	14	–	–

Stock-based compensation	–	–	–	–	24,264,181	–	24,264,181

Net loss	–	–	–	–	–	(32,245,997)	(32,245,997)

Balance December 31, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2022	December 31, 2021

Operating Activities:
Net loss	$(32,245,997)	$(3,558,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	630,670	836,174
Amortization	3,976	–
Interest expense on principal default	95,926	–
Loss on sale of equipment and impairment	3,075,748	34,933
Stock-based compensation	24,582,181	2,537,418
Cryptocurrency used for compensation	144,423	–
Loss on cryptocurrency transactions	154,252	36,485
Loss on prepaid hosting termination	691,942	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	144,315	(1,608,670)
Cryptocurrencies - mining	(438,042)	(1,572,906)
Accounts payable and accrued expenses	504,139	125,855
Accrued payroll	487,159	–
Lease liabilities	–	44,329
Net cash used in operating activities	(2,169,308)	(3,125,137)

Investing Activities:
Cash acquired in acquisition	743,513	–
Purchase of equipment	(245,976)	(1,339,000)
Proceeds from sale of equipment	60,000	8,000
Proceeds from sale of cryptocurrencies	489,936	1,043,242
Net cash provided by investing activities	1,047,473	(287,758

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	566,015	2,334,957
Proceeds from subscription receivable	158,850	–
Proceeds from issuance of preferred shares, net of offering costs	201,250	334,980
Proceeds from exercise of common stock options	–	155,433
Payments on equipment notes payable	(208,152)	(1,149,393)
Proceeds from notes payable	380,000	1,700,000
Payments on notes payable	–	(1,575)
Net cash provided by financing activities	1,097,963	3,374,402

Net change in cash	(23,872)	(38,493)
Cash - beginning of period	23,942	62,435
Cash - end of period	$70	$23,942

Supplemental Disclosures:
Interest paid	$89,993	$217,467
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for deferred financing costs	$264,706	$–
Shares issued for cryptocurrency assets	$50,000	$162,419
Equipment financed with notes payable	$–	$2,441,591
Conversion of preferred shares into common shares	$384,573	$–
Accrued dividends	$–	$42,843
Cryptocurrency assets contributed by related party	$–	$29,547
Equipment purchased with cryptocurrency assets	$–	$363,008
Equipment sold in exchange for cryptocurrency assets	$–	$62,549
Common shares cancelled pursuant to SEC legal case	$14	$–
Subscription receivable	$–	$158,850
Loans settled through release of restricted cryptocurrency assets	$–	$85,174
Option exercise paid with cryptocurrency assets	$–	$3,687

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.)

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.) (“we”, “our”, the “Company”) was incorporated in Nevada on January 21, 2011. Since its incorporation, the Company has attempted to become involved in a number of business ventures, all of which were unsuccessful and which it has abandoned.

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

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owned by Joes Isaacs to perform services for total value of $240,000. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

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

On June 3, 2022 the Company changed its name from Fourth Wave Energy Inc. to Edgemode, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying financial statements include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements for the years presented have been included.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, EdgeMode and Edgemode Mine Co UK Limited. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification of Comparative Period Presentation

The Company is reclassifying its financial statements for the year-ended ended December 31, 2021. These financial statements represent a reclassification of certain prior year account classifications and footnotes.

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

Risks and Uncertainties

The Company's business and operations are sensitive to general business and economic conditions in the United States and other countries that the Company operates in. A host of factors beyond the Company's control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, local competition or changes in consumer taste. These adverse conditions could affect the Company's financial condition and the results of its operations.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investment with original maturities of three months or less at the time of purchase to be cash equivalents. Cash consists of funds held in the Company’s checking account.

Fixed Assets

Equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to fifteen years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of December 31, 2020.

Income Taxes

Income taxes are provided for the tax effects of transactions reporting in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, inventory, property and equipment, intangible assets, and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Any deferred tax items of the Company have been fully valued based on the determination of the Company that the utilization of any deferred tax assets is uncertain.

The Company complies with FASB ASC 740 for accounting for uncertainty in income taxes recognized in a company’s financial statements, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Advertising

The Company expenses advertising costs as they are incurred.

Deferred Offering Costs

The Company has capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2022, $264,706 of deferred offering costs were capitalized.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2022 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 5. Related Party Transactions

Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000, which was paid in advance. As of December 31, 2022, $0 of services are left to be performed.

During the year ended December 31, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share.

During the year ended December 31, 2022, the Company granted options to the officers of the Company to purchase up to 153,239,206 shares of the Company’s stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share.

As of December 31, 2022 the Company owed the executive officers of the Company $487,159 in accrued payroll for services performed.

Note 6. Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of December 31, 2022 the company has prepaid a total of $1,586,297. Subsequent to December 31, 2022, the company was notified of the Chapter 11 bankruptcy filing of the hosting company and in January 2023 the Company received $894,355 in return of the initial deposit and the remainder of the deposit is subject to bankruptcy claims. As a result, the Company has expensed $691,942, the remaining amount of the claim, due to the uncertainty of collectability through the bankruptcy claim.

Note 7. Fixed Assets

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

As of December 31, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	December 31,	December 31,
	(years)	2022	2021
Cryptomining equipment	2-5 years	$–	$2,615,721
Cryptomining equipment - not in service		–	1,737,186
		–	4,352,907
Accumulated depreciation		–	(832,464)
Net book value		$–	$3,520,443

Total depreciation expense for the year ended December 31, 2022 and 2021, was $630,670 and $836,174 respectively.

During the year ended December 31, 2022, the Company terminated all future purchase orders related to Ethereum mining equipment and related hosting services, as the Company will focus on Bitcoin mining, and returned equipment not yet placed in service and investing in new Bitcoin mining equipment. The remaining equipment not placed in service as of December 31, 2022 has been delayed and it is unknown when or if it will be delivered to the Company. As a result of the delays and uncertainties, the Company has recorded an impairment expense of $1,138,687 related to undelivered equipment.

During the year ended December 31, 2022 the Company recorded an impairment to cryptomining equipment in the amount of $1,937,061 as a result of the Company terminating the financing agreements with the equipment manufactures. Of the total impairment, $131,232 relates to assets the company disposed of due to the switch away from Etherium mining, and the other $1,545,829 was related to mining equipment purchased with the Equipment Notes Payable discussed below in Note 9. The remaining $260,000 of impairment was related to the equipment acquired in 2020. A portion of this equipment was sold for $60,000 during the year months ended December 31, 2022.

Note 8. Equity

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

During the year ended December 31, 2021, the Company issued 125,001 Preferred shares for total cash considerations of $382,480. In connection with the fundraising the Company paid $47,500 in advisory fees to a related party for net cash proceeds of $334,980.

During the year ended December 31, 2021, the Company issued 2,206 Series Seed Preferred shares for total fair value of $6,750 for services.

For the year ended December 31, 2021, total dividends applicable to Preferred shares were $42,843. The Company did not declare or pay any dividends during the year ended December 31, 2021. Although no dividends have been declared, the cumulative total of preferred shares dividends due to these stockholders upon declaration was $42,843 as of December 31, 2021.

In connection with the Merger Transaction, the only outstanding preferred stock and accrued dividends were converted into common stock.

Series A

On March 26, 2020, the Company designated 1,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series A Preferred Stock (“Series A”) with a $0.001 par value. Each Series A Preferred share entitles the holder to vote on all matters submitted to a vote of the Company’s shareholders or with respect to actions that may be taken by written consent. The 1,000 shares of Series A shares have the voting power of 250% of the outstanding common shares at the time of any vote. The holders of the Series A shares are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available, annual dividends payable in cash on the 31st day of December in each year, commencing on December 31, 2020 at the rate of $0.10 per share per year. As part of the recapitalization, the 1,000 shares were converted into 1,000 common shares.

On March 30, 2022 the Company reduced its authorized preferred shares from 5,000,000 to 4,999,000 shares and removed the 1,000 shares of Series A from the designation.

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock (“Series B”) with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has a 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

During the year ended December 31, 2022, the Company entered into purchase agreements for the sale of 212,500 shares of Series B Convertible Preferred Stock with 1800 Diagonal Lending, LLC, with $11,250 of proceeds being kept by the lender for legal fees, resulting in cash proceeds of $201,250. As of December 31, 2022, the Company owes $6,190 in accrued dividends, reflected as interest expense, and the carrying value of the Series B Preferred stock was $205,226, net of unamortized discount of $7,274.

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of December 31, 2022 has issued 390,437,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

On March 30, 2022 the Company increased its authorized common shares from 500,000,000 to 950,000,000.

During the year ended December 31, 2022, the Company issued 1,696,394 common shares for cash and cryptocurrency proceeds of $616,015. In connection with the stock purchases, the company issued warrants to purchase 300,000 shares of common stock with an exercise price of $0.50, which expire five years from the date of grant. During the year ended December 31, 2021, the company issued 48,563,068 common shares for cash and cryptocurrency proceeds of $2,838,476. In connection with the fundraising the company paid $182,250 in advisory fees, of which $168,500 were paid to a related party, for net cash and cryptocurrency proceeds of $2,656,226.

During the year ended December 31, 2022, the Company amortized $44,875 of stock compensation expense related to shares issued for services pursuant to a consulting agreement entered into during 2021. As of December 31, 2022, $0 of unrecognized expense remains to be amortized.

During the year ended December 31, 2022, the Company issued 4,000,000 common shares as compensation to a third party for advisory services with a fair value of $318,000 which was expensed in the current period.

During the year ended December 31, 2022, the Company had 13,889 of its common stock cancelled and returned to treasury as a result of the settlement of a legal case.

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

As of December 31, 2022, no shares have been sold or issued to Alumni Capital pursuant to the Purchase Agreement other than the 2,521,008 Commitment Shares. The Commitment shares were valued $0.105 per share for total value of $264,706 which has been recorded as deferred offering costs which will be offset against the future proceeds.

During the year ended December 31, 2021, the Company issued 9,147,858 common shares upon the exercise of options for cash and cryptocurrency proceeds of $159,120. In addition, the Company issued 43,733,770 shares for the exercise of options on a cashless basis.

During the year ended December 31, 2021, a director of the Company contributed cryptocurrencies to the company with a value of $29,547, which was accounted for as a capital contribution.

Stock Options

During the year ended December 31, 2022, the Company issued a stock option grant to purchase up to 85,907,990 shares of the Company’s common stock, vesting immediately and in 90 days, at an exercise price of $0.40 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

During the year ended December 31, 2022, the Company issued a stock option grant to purchase up to 153,239,206 shares of the Company’s common stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

The Company used the black-scholes option pricing model to value the options and expensed $24,219,306 and $2,530,668 during the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has $17,715,672 of value remaining to be expensed based upon completions of milestones, of which $16,865,676 is contingently subject to expense recognition based on the timing of when the Company is able to up-list the shares (which is reliant on various regulatory approvals outside of the Company’s control) as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2020	48,519	$0.00
Granted	412,411	1.10
Exercised	(323,457)	1.41
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2021	137,473	0.00
Granted	239,147,196	0.21
Exercised	–	–
Forfeited	–	–
Expired		–
Outstanding, December 31, 2022	239,284,669	$0.21

As of December 31, 2022, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.48 years as of December 31, 2022. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2022, the intrinsic value for the options vested and outstanding was $0 and $8,248, respectively.

Stock Warrants

Pursuant to the reverse merger transaction, the 11,515,714 issued and outstanding warrants of the Company prior to the merger transaction remain outstanding and are shown as granted as part of the recapitalization as described in Note 4. Of the total recapitalized, 1,142,857 are presented as reclassified in the year ended 2022 as they were not previously shown as outstanding in the pre-merger Edgemode, Inc. December 31, 2021 10-K. These warrants were subsequently forfeited as discussed below and as such have no material impact on the financial statements.

During the year ended December 31, 2022, the Company had 2,285,714 warrants to purchase shares of common stock forfeited as a result of the settlement of a SEC legal case.

The following table summarizes the stock warrant activity for the year ended December 31, 2022 and 2021:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2020	–	$–
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2021	–	–
Granted	300,000	0.63
Recapitalization	10,372,857	0.45
Exercised	1,142,857	0.04
Forfeited	(2,285,714)	0.04
Expired	–	–
Outstanding, December 31, 2022	9,530,000	$0.50

Note 9. Notes Payable

Notes Payable

Pursuant to the merger agreement, the Company acquire outstanding note payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Simultaneously with the Merger, approximately $4,574,132 of principal and interest of outstanding notes previously issued by the Company automatically converted into an aggregate of 18,296,528 shares of the Company’s common stock issued to 31 former noteholders. The conversion and issuance of shares of the Company’s common stock is presented as part of the recapitalization on the equity statement.

Equipment Notes Payable

In 2021, the Company entered into multiple financing agreements whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreements required a down payments in the aggregate of $600,408 and 24 equal monthly payments. The Company used a 15% discount rate to determine the net present value of the loan value in the aggregate of $2,441,591. During the year ended December 31, 2022 and 2021 the company made payments of $248,184 and $1,366,860, respectively, of which $40,032 and $217,467 was recorded as interest expense.

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of December, 31, 2022, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. In addition the Company has recorded the remaining $95,926 interest amounts owed under the agreements as of December 31, 2022 as the Company is in technical default due to lack of payments.

The balance of the loans as of December 31, 2022 is $1,179,972.

The following table presents the future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year	Principal Amount
2023	$1,179,972
2024	–
2025	–
2026	–
2027	–
Remaining	–
Total	$1,179,972

Note 10 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the years ended December 31, 2022 and 2021:

–
Revenue recognized from cryptocurrency mined	$1,572,906
Additions of cryptocurrency - sale of common stock	162,419
Additions of cryptocurrency – exercise of common stock options	3,687
Additions of cryptocurrency – contribution from director	29,547
Additions of cryptocurrency - sale of fixed assets	62,549
Proceeds from sale of cryptocurrencies	(1,043,242)
Fixed assets acquired with cryptocurrency	(363,008)
Settlement of loans with cryptocurrency	(85,174)
Realized loss on sale/exchange of cryptocurrencies	(36,485)
Cryptocurrency at December 31, 2021	303,199
Revenue recognized from cryptocurrency mined	438,042
Additions of cryptocurrency - sale of common stock	50,000
Proceeds from sale of cryptocurrencies	(489,936)
Cryptocurrency used for officer compensation	(144,423)
Realized loss on sale/exchange of cryptocurrencies	(154,252)

Cryptocurrency at December 31, 2022	$2,630

Note 11. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss	$996,800	$211,000
Valuation allowance	(996,800)	(211,000)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2022	December 31, 2021
Benefit attributable to operating loss	$6,771,700	$747,300
Non-deductible	(5,985,900)	(540,500)
Valuation allowance	(785,800)	(206,800)
Provisions for income taxes	$–	$–

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2022, the Company has net operating loss carry forwards totaling approximately $4,800,000, which will be carried forward to future periods.

Note 12. Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473, which are still shown as issued and outstanding in Note 8 above.

Note 13. Subsequent Events

On January 25, 2023, the Company amended stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share.

On January 25, 2023, the Company redeemed the Preferred B shares and paid to the holder a total of $270,549 which included the stated value of $212,500, $6,190 in accrued dividends and the early redemption premium of $51,859.

On February 27, 2023, the Company entered into a loan facility agreement with an unrelated third-party for up to an initial amount of BTC 3,000 which is to be repaid in 5 years from the date of the first advance. Additional advances may be provided under the agreement with approval from the lender. Advances shall accrue interest daily at a rate of 8.5%. No amounts have been advanced as of the date of this filing.

On March 3, 2023, the board of directors of the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment.

On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting. its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock.

On April 11, 2023, the Company entered into a promissory note with an unrelated third-party for $60,760 and an original issue discount of $6,510 and $4,250 in fees for net proceeds of $50,000. The note is to be repaid by March 11, 2024, and incurs a one-time, 13% interest charge of $7,898 and requires monthly payments of $7,629. In the event of default, the note is convertible into shares of common stock of the Company at a rate of 71% of the lowest trading price for common stock during the 20 trading days prior to the conversion date. The Company expects to receive the funds from this note immediately following the filing of the Form 10-K.

On April 11, 2023, the Company entered into a promissory note with an unrelated third-party for $56,962 and an original issue discount of $2,712 and $4,250 in fees for net proceeds of $50,00. The note is to be repaid by March 11, 2024, and bears interest at a rate of 8%. The note is convertible into shares of common stock of the Company beginning 180 days after the date of the note at a rate of 65% of the lowest trading price for common stock during the 15 trading days prior to the conversion date. The Company expects to receive the funds from this note immediately following the filing of the Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Our Board has adopted a Code of Ethics applicable to all officers, directors and employees, which furnished as Exhibit 14.1 to this report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on our website at the address and location specified above.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Consulting Agreement - Isaacs	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
10.8	Series B Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.9	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.10	Charlie Faulkner Stock Option Grant dated September 12, 2022	8-K	9/12/2022	10.1
10.11	Simon Wajcenberg Stock Option Grant dated September 12, 2022	8-K	9/12/2022	10.2
10.12	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.13	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1
10.14	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023	8-K	1/26/2023	10.1
10.15	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023	8-K	1/26/2023	10.2
10.16	Stock Option Grant to Charlie Faulkner dated March 3, 2023	8-K	3/7/2023	10.1
10.17	Stock Option Grant to Simon Wajcenberg dated March 3, 2023	8-K	3/7/2023	10.2
10.18	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023	8-K	3/7/2023	10.3
10.19	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023	8-K	3/7/2023	10.4
14.1	Code of Ethics and Business Conduct				Filed
16.1	Letter from MaloneBailey, LLP to the SEC dated January 7, 2022	8-K	1/7/2022	16.1
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

 ______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to EdgeMode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2023.

EDGEMODE, INC.

Date:	April 17, 2023	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BTCS Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charlie Faulkner	Chief Executive Officer	April 17, 2023
Charlie Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	April 17, 2023
Simon Wajcenberg	(Principal Financial Officer)(Principal Accounting Officer) and Director

