Form 10-Q
period 2023-03-31
Edgemode, Inc.
filed 2023-05-15
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 390,687,459 shares of the registrant’s common stock outstanding as of May 15, 2023.

TABLE OF CONTENTS

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “Edgemode”, “we,” “us, “our” and similar terms refer to Edgemode, Inc. and our wholly owned subsidiary, Edgemode, a Wyoming corporation. Our corporate website is www.edgemode.io. There we make available copies of Edgemode documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$13,705	$70
Prepaid expenses and other current assets	20,258	27,638
Prepaid hosting services	–	894,355
Deferred offering costs	264,706	264,706

Total current assets	298,669	1,186,769

Intangible assets - cryptocurrencies	32	2,630

Total assets	$298,701	$1,189,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$771,186	$869,524
Accrued payroll	437,764	487,159
Accrued dividends	–	6,190
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Series B preferred shares liability, net	–	205,226

Total current liabilities	2,423,922	2,783,071

Total liabilities	2,423,922	2,783,071

Commitments and contingencies

Stockholders' equity (deficit):
Preferred shares, $0.001 par value, 4,999,000 shares authorized March 31, 2023 and December 31, 2022; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized March 31, 2023 and December 31, 2022; 390,687,459 and 390,437,459 shares issued and outstanding, March 31, 2023 and December 31, 2022	390,687	390,437
Additional paid-in capital	35,142,231	33,896,019
Accumulated deficit	(37,658,139)	(35,880,128)
Stockholders’ equity (deficit)	(2,125,221)	(1,593,672)

Total liabilities and stockholders’ equity (deficit)	$298,701	$1,189,399

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022

Revenue	$–	$271,119
Cost of revenue	–	423,770

Gross margin	–	(152,651)

Operating expenses:
General and administrative expenses	1,705,525	23,345,463
Loss on cryptocurrencies		83,537

Total operating expenses	1,705,525	23,429,000

Loss from operations	(1,705,525)	(23,581,651)

Other expense:
Interest expense	(7,274)	(44,840)
Penalty on redemption of Preferred B shares	(51,859)	–
Other expense	(3,378)	–
Loss on settlement	(9,975)	–
Total other expense, net	(72,486)	(44,840)

Loss before provision for income taxes	(1,778,011)	(23,626,491)

Provision for income taxes	–	–

Net loss	$(1,778,011)	$(23,626,491)

Loss per common share - basic	$(0.00)	$(0.07)
Loss per common share - diluted	$(0.00)	$(0.07)

Weighted average shares outstanding - basic	390,440,237	348,148,058
Weighted average shares outstanding - diluted	390,440,237	348,148,058

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Mezzanine Equity
		Preferred		Common	Additional		Total
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(deficit)

Balance December 31, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,236,487	–	1,236,487

Net Loss	–	–	–	–	–	(1,778,011)	(1,778,011)

Balance March 31, 2023	–	$–	390,687,459	$390,687	$35,142,231	$(37,658,139)	$(2,125,221)

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation	–	–	–	–	22,385,917	–	22,385,917

Net Loss	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022	–	$–	383,808,340	$383,808	$31,380,677	$(27,260,622)	$4,503,863

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Operating Activities:
Net loss	$(1,778,011)	$(23,626,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	313,883
Amortization of discounts	7,274	–
Penalty on redemption of Preferred B shares	51,859	–
Loss on settlement	9,975	–
Stock-based compensation	1,236,487	22,385,917
Cryptocurrency used for officer compensation	–	91,898
Loss on cryptocurrency transactions	–	83,537
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	901,735	(128,580)
Cryptocurrencies - mining	–	(271,119)
Accounts payable and accrued expenses	(98,338)	41,034
Accrued payroll	(49,395)	–
Net cash provided by (used in) operating activities	281,586	(1,109,921)

Investing Activities:
Cash acquired in acquisition	–	743,513
Purchase of equipment	–	(370,976)
Proceeds from sale of cryptocurrencies	2,598	26,603
Net cash provided by (used in) investing activities	2,598	399,140

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	–	505,014
Proceeds from subscription receivables	–	158,850
Payments on preferred B shares	(270,549)	–
Payments on equipment notes payable	–	(220,999)
Proceeds from notes payable	–	380,000
Net cash provided by financing activities	(270,549)	822,865

Net change in cash	13,635	112,084
Cash - beginning of period	70	23,942
Cash - end of period	$13,705	$136,026

Supplemental Disclosures:
Interest paid	$–	$44,840
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for cryptocurrency assets	$–	$50,000
Conversion of preferred shares into common shares	$–	$384,573

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

March 31, 2023

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Edgemode, Inc. (“we”, “our”, “Edgemode” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022, as reported in the Form 10-K of the Company, have been omitted.

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of March 31, 2023.

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

Deferred Offering Costs

The Company has capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of March 31, 2023, $264,706 of deferred offering costs were capitalized.

Long-Lived Assets – Cryptocurrencies

We account for our cryptocurrencies, intangible assets and long-term license agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Our cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment as further discussed in our impairment policy. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE 4 – Related Party Transactions

The Company’s former CEO, Mr. Isaacs, agreed to provide services to the Company in a consultancy capacity at a fee of $11,500 per month and was issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. As of March 31, 2023, the Company has accrued $80,500 for services performed from Mr. Isaacs. Subsequent to March 31, 2023, the Company and Mr. Isaacs, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023.

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

As of March 31, 2023 the Company owed the executive officers of the Company $357,199 in accrued payroll for services performed.

NOTE 5 - Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of December 31, 2022, the Company had prepaid a total of $1,586,297. In January 2023, the Company was notified of the Chapter 11 bankruptcy filing of the hosting company and in January 2023 the Company received $894,355 in return of the initial deposit and the remainder of the deposit is subject to bankruptcy claims. As a result, the Company impaired $691,942, the remaining amount of the claim, as of December 31, 2022, due to the uncertainty of collectability through the bankruptcy claim. As of March 31, 2023, the Company has $0 of amounts recorded related to the remaining claims due to the uncertainty of collectability.

NOTE 6 – Equity

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

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of March 31, 2023 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims of a note payable that had been paid in full previously. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock, and as a result the Company recorded a loss on settlement of $9,975

Stock Options

During the three months ended March 31, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. The Company used the black-scholes option pricing model to value the options and determined a fair value of $4,814,035. As of March 31, 2023, the Company had not met the contingent vesting requirements, and as such no amounts have been expensed related to these options.

On January 25, 2023, the Company amended stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share. As a result of the amendment, the Company recorded an additional $1,236,487 of stock-based compensation expense based on the incremental fair value resulting from the change in exercise price.

On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting. its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market. No additional expense incurred as a result of the amendment as it was determined there was no change to any of the inputs in the black-scholes option pricing model.

As of March 31, 2023, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	239,284,669	$0.12
Granted	154,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2023	393,284,669	$0.09

As of March 31, 2023, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.75 years as of March 31, 2023. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2023, the intrinsic value for the options vested and outstanding was $0 and $4,385, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2023	9,530,000	$0.50

NOTE 7 - Notes Payable

Notes Payable

Pursuant to the merger agreement, the Company acquired outstanding note payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Equipment Notes Payable

In 2021, the Company entered into multiple financing agreements whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreements required a down payments in the aggregate of $600,408 and 24 equal monthly payments. The Company used a 15% discount rate to determine the net present value of the loan value in the aggregate of $2,441,591. During the years ended December 31, 2022 and 2021 the company made payments of $248,184 and $1,366,860, respectively, of which $40,032 and $217,467 was recorded as interest expense.

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of March, 31, 2023, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. The balance of the loans as of March 31, 2023 is $1,179,972.

Year	Principal Amount
2023	$1,179,972
2024	–
2025	–
2026	–
2027	–
Remaining	–
Total	$1,179,972

NOTE 8 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the three months ended March 31, 2023:

Cryptocurrency at December 31, 2022	$2,630
Proceeds from sale of cryptocurrencies	(2,598)

Cryptocurrency at March 31, 2023	$32

NOTE 9 – Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473. No additional communication has been received related to the claims from Taylor.

NOTE 12 - Subsequent Events

On April 25, 2023, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold the Investor an unsecured promissory note in the principal amount of $60,000 (the “Promissory Note”). The Company received gross proceeds of $60,000 in consideration of issuance of the Promissory Note.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another Investor, pursuant to which the Company sold the Investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note.

The Promissory Notes shall bear interest at a rate of ten percent (10%) and have a maturity date of May 25, 2023 and May 26, 2023, respectively. The Promissory Notes are convertible into common shares of the Company beginning on the sixth-month anniversary if not repaid by the maturity date. The Promissory Notes have a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date.

The Investors may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the Promissory Notes, convert all or any part of the outstanding and unpaid amount of the Promissory Notes into fully paid and non-assessable shares of Common Stock. If the Promissory Notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five day VWAP on the six month anniversary, which is lower, subject to a floor conversion price of $0.01 per share. Furthermore, the Notes contain a “most favored nation” provision that allows each Investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2022 (the “2022 Quarter”) with those for the three months ended March 31, 2023 (the “2023 Quarter”).

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”. These statements include, among other things, statements regarding expanding our business and our liquidity as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise capital to buy crypto mining machines we have commitments to purchase, regulatory issues which effect our business model, and those discussed under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2022 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We are an early-stage cryptocurrency mining company. We have established partnerships with third party hosting firms and Bitcoin mining facilities for the sole purpose of mining Bitcoin. We require financing to operate the mining of Bitcoin. We ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake. Our mining platform will be operating with the primary intent of accumulating Bitcoin.

We require significant financing to maintain our operations and commence Bitcoin mining. During late 2022 and early 2023 we have focused on securing a debt facility. We anticipate our first loan from this facility will be completed in May 2023, although we cannot provide any assurances we will receive any capital under this facility. This debt facility will be used to finance the purchase of BTC mining hardware and hosting contracts which, subject to financing, we anticipate will commence between May 2023 and December 2023.

We believe we have a purchase order in place to acquire significant high quality additional machines contingent on our ability to raise the funds to acquire such machines. Subject to receipt of financing, we have secured hosting contracts in the U.S and Egypt for over 540MW of hosting capacity, which will provide us the power supply to operate the 20 Exahash of hardware we have contracted to purchase.

There are no assurances we will receive adequate financing.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Results of operations

We had no revenues for the 2023 Quarter compared to $271,119 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

We had no cost of revenues for the 2023 Quarter compared to $423,770 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

Our operating expenses for the 2023 Quarter was $1,705,525 compared to $23,429,000, for the 2022 Quarter, a decrease of 93%. In the 2023 Quarter, the Company incurred stock-based compensation expense of $1,236,487 compared to $22,385,917 for the 2022 Quarter. The stock based compensation for both quarters was primarily related to vesting of the fair value of stock options.

Our other expenses for the 2023 Quarter was $72,486 compared to $44,840 for the 2022 Quarter. The reason for the increase was a result of the prepayment penalty on the redemption of the Preferred B shares.

We expect that our operating expenses will increase as we continue to develop our new mining operations and we devote additional resources toward our new technologies and business opportunities, promoting that growth, most notably reflected in anticipated increases in general overhead, salaries for personnel and technical resources, as well as increased costs associated with our SEC reporting obligations. However, as set forth elsewhere in this report, our ability to continue to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unknown, we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and Capital Resources

As of March 31, 2023 and May 15, 2023, the Company had approximately $14,000 and $110,000 of cash, respectively. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. See “Subsequent Events” below. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $50 million in equity capital through private placements. We can provide no assurances that any such financings will be successful, nor will they be on terms acceptable to the Company.

If we fail to raise sufficient additional funds, we will be required to significantly scale back our plan of operations.

On January 25, 2023, we redeemed our outstanding Series B Preferred shares and paid to the holder a total of $270,549 which included the stated value of $212,500, $6,190 in accrued dividends and the early redemption premium of $51,859.

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

Subsequent Events

April 20, 2023 Promissory Notes

Effective April 20, 2023, we entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760. The promissory note carries a one-time interest charge of 13% which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of March 10, 2024. The promissory note included an original issue discount of $6,510 and transaction expenses of $4,250. We received gross proceeds of $54,250 in consideration of issuance of the promissory note. The promissory note requires that the Company make monthly payments for accrued interest and outstanding principal, which shall be paid in 9 payments each in the amount of $7,628.67 for total repayment to the investor of $68,658. The first payment is due May 15, 2023, with 8 subsequent payments each month thereafter. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty.

The investor may in its option, at any time following an event of default, as defined in the promissory note, convert all or any part of the outstanding and unpaid amount of the promissory note into fully paid and non-assessable shares of common stock at a conversion price per share equal to 71% of the lowest closing bid price of the Company’s common stock during the 20 trading days prior to the date of conversion.

In addition, effective April 20, 2023, we entered into a securities purchase agreement with the investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $56,962. The maturity date of the convertible note is April 11, 2024. The convertible note shall bear interest at a rate of 8% per annum (22% upon the occurrence of an event of default), which interest shall not be payable until the convertible note becomes payable, whether at the maturity date or upon acceleration or by prepayment, as described below. The convertible note included an original issue discount of $2,712 and transaction expenses of $4,250. We received gross proceeds of $54,250 in consideration of issuance of the convertible note. The investor has the option to convert all or any amount of the principal face amount of the convertible note, beginning on the date which is 180 days following the date of the convertible note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined below), each in respect of the remaining outstanding amount of the convertible note, to convert all or any part of the outstanding and unpaid amount of the convertible note into common stock at the then-applicable conversion price. The conversion price for the convertible note is equal to 65% of the average of the lowest 3 closing bid prices for the common stock during the 15 trading day period prior to the conversion date. Upon the occurrence and during the continuation of certain events of default, the convertible note will become immediately due and payable and the Company will pay the investor in full satisfaction of its obligations in the convertible note an amount equal to 150% of an amount equal to the then outstanding principal amount of the convertible note plus any interest accrued upon such event of default or prior events of default.

The convertible note may be prepaid until 180 days from the issuance date. If the convertible note is prepaid within 60 days of the issuance date, then the prepayment premium shall be 115% of the face amount plus any accrued interest, if prepaid after 60 days from the issuance date, but less than but less than 180 days from the issuance date, then the prepayment premium shall be 120% of the face amount plus any accrued interest.

April 25, 2023 Promissory Notes

On April 25, 2023, we entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received gross proceeds of $60,000 in consideration of issuance of the promissory note. In addition, on April 26, 2023, we entered into a promissory note purchase agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502. The Company received gross proceeds of $57,502 in consideration of issuance of the promissory note. The promissory notes bear interest at a rate of 10% and have a maturity date of May 25, 2023 and May 26, 2023, respectively. The promissory notes are convertible into common shares of the Company beginning on the 6-month anniversary if not repaid by the maturity date. The promissory notes have a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. The investors may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the promissory notes, convert all or any part of the outstanding and unpaid amount of the promissory notes into fully paid and non-assessable shares of common stock. If the promissory notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five day VWAP on the six month anniversary, which is lower, subject to a floor conversion price of $0.01 per share. Furthermore, the notes contain a “most favored nation” provision that allows each investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

Summary of cash flows

	March 31, 2023	March 31, 2022
Net cash (used) in operating activities	$281,586	$(1,109,921)
Net cash provided by investing activities	$2,598	$399,140
Net cash provided by financing activities	$(270,549)	$822,865

During the 2023 Quarter and 2022 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2023 Quarter, cash provided by operating activities of $281,586 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $1,788,011 and stock-based compensation of $1,236,487.

During the 2022 Quarter, cash used in operating activities of $1,109,921 primarily resulted from its net loss of $23,626,491, offset by stock-based compensation of $22,385,917 and loss on cryptocurrency transactions of $124,529.

Investing Activities

Cash provided by investing activities in the 2023 Quarter of $2,598 resulted from the sale of cryptocurrency assets .

Cash provided by investing activities in the 2022 Quarter of $399,140 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $26,603 from sale of cryptocurrency assets, offset by the purchase of equipment of $370,976.

Financing Activities

In the 2023 Quarter, cash used in financing activities of $270,549 consisted of the repayment of Series B preferred shares.

In the 2022 Quarter, cash used in financing activities of $822,865 consisted of $663,864 in net proceeds from the issuance of common shares, $380,000 in proceeds from the issuance of notes payable, offset by payments on equipment notes payable of $220,999.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2022 describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the 2023 Quarter that were not previously disclosed in a Current Report on Form 8-K or prior report.

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

Dated:  May 15, 2023

EDGEMODE, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization+	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
10.1	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023*	8-K	1/26/2023	10.1
10.2	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023*	8-K	1/26/2023	10.2
10.3	Stock Option Grant to Charlie Faulkner dated March 3, 2023*	8-K	3/7/2023	10.1
10.4	Stock Option Grant to Simon Wajcenberg dated March 3, 2023*	8-K	3/7/2023	10.2
10.5	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023*	8-K	3/7/2023	10.3
10.6	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023*	8-K	3/7/2023	10.4
10.7	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.8	Promissory Note issued by Edgemode, Inc.in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.9	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.10	Convertible Promissory Note issued by Edgemode, Inc.in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.11	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.12	Form of Promissory Note	8-K	4/28/2023	10.2
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

*  Indicates management contract or compensatory plan.

Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to EdgeMode, Inc.; 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301; Attention: Corporate Secretary.

