Form 10-Q
period 2023-06-30
Edgemode, Inc.
filed 2023-08-14
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 390,687,459 shares of the registrant’s common stock outstanding as of August 14, 2023.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheet

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$297,013	$70
Prepaid expenses and other current assets	20,258	27,638
Prepaid hosting services	–	894,355
Deferred offering costs	264,706	264,706

Total current assets	581,977	1,186,769

Intangible assets - cryptocurrencies	79,146	2,630

Total assets	$661,123	$1,189,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$804,814	$869,524
Accrued payroll	445,464	487,159
Accrued dividends	–	6,190
Equipment notes payable	1,179,972	1,179,972
Convertible notes payable	208,091	–
Notes payable	85,363	35,000
Series B preferred shares liability, net	–	205,226

Total current liabilities	2,723,704	2,783,071

Total liabilities	2,723,704	2,783,071

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized June 30, 2023 and December 31, 2022; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized June 30, 2023 and December 31, 2022; 390,687,459 and 390,437,459 shares issued and outstanding, June 30, 2023 and December 31, 2022	390,687	390,437
Additional paid-in capital	35,142,231	33,896,019
Accumulated deficit	(37,595,499)	(35,880,128)
Stockholders’ deficit	(2,062,581)	(1,593,672)

Total liabilities and stockholders’ deficit	$661,123	$1,189,399

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$–	$165,118	$–	$436,237
Cost of revenue	–	382,908	–	806,678
Gross margin	–	(217,790)	–	(370,441)

Operating expenses:
General and administrative expenses	417,501	2,874,473	2,123,026	26,219,936
Loss on cryptocurrencies	4,746	74,376	7,344	157,913
Loss on sale of equipment and impairment	–	617,036	–	617,036
Total operating expenses	422,247	3,565,885	2,130,370	26,994,885

Loss from operations	(422,247)	(3,783,675)	(2,130,370)	(27,365,326)

Other expense:
Interest expense	(15,113)	(34,987)	(22,387)	(79,827)
Penalty on redemption of Preferred B shares	–	–	(51,859)	–
Other expense	–	–	(780)	–
Refund of equipment deposit	500,000	–	500,000	–
Loss on settlement	–	–	(9,975)	–
Total other income (expense), net	484,887	(34,987)	414,999	(79,827)

Income (loss) before provision for income taxes	62,640	(3,818,662)	(1,715,371)	(27,445,153)

Provision for income taxes	–	–	–	–

Net loss	$62,640	$(3,818,662)	$(1,715,371)	$(27,445,153)

Loss per common share - basic	$0.00	$(0.01)	$(0.00)	$(0.07)
Loss per common share - diluted	$0.00	$(0.01)	$(0.00)	$(0.07)

Weighted average shares outstanding – basic	390,687,459	383,839,659	390,564,531	366,092,454
Weighted average shares outstanding - diluted	476,595,449	383,839,659	390,564,531	366,092,454

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)

Balance December 31, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,236,487	–	1,236,487

Net loss	–	–	–	–	–	(1,778,011)	(1,778,011)

Balance March 31, 2023	–	–	390,687,459	390,687	35,142,231	(37,658,139)	(2,125,221)

Net income	–	–	–	–	–	62,640	62,640

Balance June 30, 2023	–	$–	390,687,459	$390,687	$35,142,231	$(37,595,499)	$(2,062,581)

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation	–	–	–	–	22,385,917	–	22,385,917

Net Loss	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022	–	–	383,808,340	383,808	31,380,677	(27,260,622)	4,503,863

Recapitalization of reverse merger	–	–	50,000	50	24,950	–	25,000

Stock-based compensation	–	–	–	–	1,878,264	–	1,878,264

Net Loss	–	–	–	–	–	(3,818,662)	(3,818,662)

Balance June 30, 2022	–	$–	383,858,340	$383,858	$33,283,891	$(31,079,284)	$2,588,465

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Operating Activities:
Net loss	$(1,715,371)	$(27,445,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	627,770
Loss on sale of equipment and impairment	–	617,036
Amortization of discounts	11,365	–
Penalty on redemption of Preferred B shares	51,859	–
Loss on settlement	9,975	–
Stock-based compensation	1,236,487	24,264,181
Cryptocurrency used for officer compensation	–	91,898
Loss on cryptocurrency transactions	7,344	157,913
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	901,735	19,770
Prepaid expenses and other current assets – related parties	–	(135,000)
Cryptocurrencies - mining	–	(436,237)
Accounts payable and accrued expenses	(60,705)	279,004
Accrued payroll	(41,695)	134,513
Net cash provided by (used in) operating activities	400,994	(1,824,305)

Investing Activities:
Cash acquired in acquisition	–	743,513
Purchase of equipment	–	(370,976)
Proceeds from sale of equipment	–	60,000
Proceeds from sale of cryptocurrencies	20,000	510,886
Net cash provided by investing activities	20,000	943,423

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	–	530,014
Proceeds from subscription receivables	–	158,850
Payments on preferred B shares	(270,549)	–
Payments on equipment notes payable	–	(208,152)
Proceeds from convertible notes payable	160,000	–
Payments on convertible notes payable	(13,502)	–
Proceeds from notes payable	–	380,000
Net cash provided by (used in) financing activities	(124,051)	860,712

Net change in cash	296,943	(20,170)
Cash - beginning of period	70	23,942
Cash - end of period	$297,013	$3,772

Supplemental Disclosures:
Interest paid	$–	$79,827
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$57,502	$–
Note payable issued in exchange for cryptocurrency	$50,363	$–
Cryptocurrency used to pay accounts payable	$4,005	$–
Shares issued for cryptocurrency assets	$–	$50,000
Conversion of preferred shares into common shares	$–	$384,573

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

June 30, 2023

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

Joseph Isaacs, the Company’s sole officer and director resigned as an executive officer and director. Pursuant to the terms of the Merger Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owned by Joe Isaacs to perform services for total value of $240,000. Charlie Faulkner and Simon Wajcenberg, the principals of EdgeMode, were appointed as directors and executive officers.

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of June 30, 2023.

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

Deferred Offering Costs

The Company has capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of June 30, 2023, $264,706 of deferred offering costs were capitalized.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2023, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE 4 – Related Party Transactions

The Company’s former CEO, Mr. Isaacs, agreed to provide services to the Company in a consultancy capacity at a fee of $11,500 per month and was issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. During the six months ended June 30, 2023, the Company and Mr. Isaacs, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023. During the six months ended, June 30, 2023, the Company made total payments in the aggregate of $65,000 in accordance with the terms of the settlement agreement. No additional amounts are owed to Mr. Isaacs as of June 30, 2023.

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

As of June 30, 2023 the Company owed the executive officers of the Company $445,464 in accrued payroll for services performed.

NOTE 5 – Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of December 31, 2022, the Company had prepaid a total of $1,586,297. In January 2023, the Company was notified of the Chapter 11 bankruptcy filing of the hosting company and in January 2023 the Company received $894,355 in return of the initial deposit and the remainder of the deposit is subject to bankruptcy claims. As a result, the Company impaired $691,942, the remaining amount of the claim, as of December 31, 2022, due to the uncertainty of collectability through the bankruptcy claim. As of June 30, 2023, the Company has $0 of amounts recorded related to the remaining claims due to the uncertainty of collectability.

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

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock (“Series B”) with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

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

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of June 30, 2023 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims of a note payable that had been paid in full previously. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock, and as a result the Company recorded a loss on settlement of $9,975.

Stock Options

During the six months ended June 30, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. The Company used the black-scholes option pricing model to value the options and determined a fair value of $4,814,035. As of June 30, 2023, the Company had not met the contingent vesting requirements, and as such no amounts have been expensed related to these options.

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

As of June 30, 2023, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	239,284,669	$0.12
Granted	154,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2023	393,284,669	$0.09

As of June 30, 2023, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4.25 years as of June 30, 2023. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2023, the intrinsic value for the options vested and outstanding was $0 and $1,375, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2023	9,530,000	$0.50

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

Pursuant to the merger agreement, the Company acquired outstanding note payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

In April 2023, the Company utilized an existing marginal lending facility with SFOX, a digital assets broker. The marginal lending facility allows the Company to borrow funds up to a maximum aggregate amount of $50,000 to finance its investment activities in digital assets. The terms of the marginal lending facility include an interest rate on the borrowed funds of 11% and the maximum borrowing period under the facility is 28 days, the facility can be rolled over provided there is sufficient collateral. The facility is secured by a pledged collateral of digital assets. The Company is required to maintain a collateral balance equal to 110% of the outstanding principal balance with the lender.

As of June 30, 2023 the loan balances and accrued interest are $50,363 and $55,399 of the Company’s cryptocurrency assets are held as restricted by the lender.

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

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of June 30, 2023, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. The balance of the loans as of June 30, 2023 is $1,179,972.

Year	Principal Amount
2023	$1,179,972
2024	–
2025	–
2026	–
2027	–
Remaining	–
Total	$1,179,972

Convertible notes payable

April 20, 2023 Promissory Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760. The Company received net proceeds of $50,000 in consideration of issuance of the Promissory Note after original issue discount of $6,510 and legal fees of 4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. As of June 30, 2023, the balance on the note is $60,760, with a remaining unamortized discount of $8,190.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962. The Company received net proceeds of $50,000 in consideration of issuance of the Promissory Note after original issue discount of $2,712 and legal fees of 4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Promissory Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% of the lowest price for the preceding 15 trading days. As of June 30, 2023, the balance on the note is $56,962, with a remaining unamortized discount of $5,440.

April 25, 2023 Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received net proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of June 30, 2023, the balance on the note is $60,000.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023.  The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of June 30, 2023, the balance on the note is $57,502.

The investor may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the Promissory Notes, convert all or any part of the outstanding and unpaid amount of the Promissory Notes into fully paid and non-assessable shares of Common Stock. If the Promissory Notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five day VWAP on the six month anniversary, which is lower, subject to a floor conversion price of $0.01 per share. Furthermore, the Promissory Notes contain a “most favored nation” provision that allows each investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

NOTE 8 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the six months ended June 30, 2023:

Cryptocurrency at December 31, 2022	$2,630
Additions of cryptocurrencies from convertible notes	57,502
Additions of cryptocurrencies from note payable	50,363
Proceeds from sale of cryptocurrencies	(20,000)
Cryptocurrency used for payment of accounts payable	(4,005)
Loss on cryptocurrency	(7,344)
Cryptocurrency at June 30, 2023	$79,146

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

NOTE 10 – Subsequent Events

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, have a maturity date of May 24, 2024, and require monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2022 (the “2022 Quarter”) with those for the three months ended June 30, 2023 (the “2023 Quarter”). Additionally, the six months ending June 30, 2023 and the six months ending June 30, 2022 are referred to as the “2023 Period” and “2022 Period” respectively.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”. These statements include, among other things, statements regarding expanding our business and our liquidity as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise capital to buy crypto mining machines we have commitments to purchase, regulatory issues which affect our business model, and those discussed under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2022 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

We are an early-stage cryptocurrency mining company. We have entered into agreements with third party hosting firms and Bitcoin mining facilities for the sole purpose of mining Bitcoin. We require financing to operate the mining of Bitcoin. We ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake. Our mining platform will be operating with the primary intent of accumulating Bitcoin.

We require significant financing to maintain our operations and commence Bitcoin mining. During late 2022 and early 2023 we have focused on securing a debt facility. We cannot provide any assurances we will receive any capital under a debt facility. Any debt financing will be used to finance the purchase of BTC mining hardware and hosting contracts which, subject to financing, we anticipate will commence between October 2023 and December 2023.

We believe we have a purchase order in place to acquire significant high quality additional machines contingent on our ability to raise the funds to acquire such machines. Subject to receipt of financing, we have secured hosting contracts in Canada and Egypt for over 540MW of hosting capacity, which will provide us the power supply to operate the 20 Exahash of hardware we have contracted to purchase.

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Results of operations

We had no revenues for the 2023 Quarter compared to $165,118 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

We had no cost of revenues for the 2023 Quarter compared to $382,908 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

Our operating expenses for the 2023 Quarter was $422,247 compared to $3,565,885, for the 2022 Quarter, a decrease of 88%. In the 2023 Quarter, the Company incurred stock-based compensation expense of $0 compared to $1,878,264 for the 2022 Quarter. The stock based compensation for the 2022 Quarter was related to vesting of the fair value of stock options.

Our other income for the 2023 Quarter was $484,887 compared to other expense of $34,987 for the 2022 Quarter. In the 2023 quarter we received $500,000 related to a refund on an equipment purchase order that was impaired during a previous period.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Results of operations

We had no revenues for the 2023 period compared to $436,237 for the 2022 Period. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

We had no cost of revenues for the 2023 Period compared to $806,678 for the 2022 Period. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

Our operating expenses for the 2023 Period was $2,130,375 compared to $26,994,885, for the 2022 Period, a decrease of 92%. In the 2023 period, the Company incurred stock-based compensation expense of $1,236,487 compared to $24,264,181 for the 2022 Period. The stock based compensation for the 2023 Period related to the difference in fair value on the amendment to outstanding options while the 2022 Period was related to vesting of the fair value of stock options.

Our other income for the 2023 Period was $414,999 compared to other expense of $79,827 for the 2022 Period. In the 2023 quarter we received $500,000 related to a refund on an equipment purchase order that was impaired during a previous period.

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

Liquidity and Capital Resources

As of June 30, 2023 and August 14, 2023, the Company had approximately $297,000 and $170,000 of cash, respectively. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. See “Subsequent Events” below. To grow the business and help fund operations for the next 12 months, the Company is seeking to raise $75 million in debt facility. Because we have been in the process of seeking to complete a debt facility for over 12 months, we can provide no assurances that any such debt financings will be successful.

If we fail to close on a debt facility or raise sufficient additional funds from other sources, we will be required to significantly scale back our plan of operations.

As of August 14, 2023, we have a total of $1,544,876 of debt outstanding that is due within 12 months.

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

Subsequent Events

On August 4, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending, LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issue discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note. The August Promissory Note bears interest at a rate of 13% and has a maturity date of May 15, 2024. The August Promissory Note is convertible into common shares of the Company at any time following an event of default. The conversion price shall be 71% of the lowest trading price of the Company’s common stock during the 20 trading days prior to the conversion date. The outstanding principal and accrued interest shall be paid in nine monthly payments of $8,971. The August Promissory Note provides for standard and customary events of default such as failing to timely make payments under the August Promissory Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934 reporting requirements and the failure to maintain a listing on the OTC Markets. The August Promissory Note also contains customary covenants. At no time may the August Promissory Note be converted into shares of the Company’s common stock if such conversion would result in the investor, or its affiliates owning an aggregate of more than 4.99% of the then outstanding shares of the Company’s common stock.

Summary of cash flows

	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$400,994	$(1,824,305)
Net cash provided by investing activities	$20,000	$943,423
Net cash provided by (used in) financing activities	$(124,051)	$860,712

During the 2023 Period and 2022 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2023 Period, cash provided by operating activities of $400,994 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $1,728,966 and stock-based compensation of $1,236,487.

During the 2022 Period, cash used in operating activities of $1,824,305 primarily resulted from its net loss of $27,445,153, offset by stock-based compensation of $24,264,181 and loss on cryptocurrency transactions of $157,913.

Investing Activities

Cash provided by investing activities in the 2023 Period of $20,000 resulted from the sale of cryptocurrency assets.

Cash provided by investing activities in the 2022 Period of $943,423 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $510,886 from sale of cryptocurrency assets, offset by the purchase of equipment of $370,976.

Financing Activities

In the 2023 Period, cash used in financing activities of $124,051 consisted of the repayment of Series B preferred shares, offset by proceeds from convertible notes payable of $160,000.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

Dated:  August 14, 2023

EDGEMODE, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization+	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
10.1	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023*	8-K	1/26/2023	10.1
10.2	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023*	8-K	1/26/2023	10.2
10.3	Stock Option Grant to Charlie Faulkner dated March 3, 2023*	8-K	3/7/2023	10.1
10.4	Stock Option Grant to Simon Wajcenberg dated March 3, 2023*	8-K	3/7/2023	10.2
10.5	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023*	8-K	3/7/2023	10.3
10.6	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023*	8-K	3/7/2023	10.4
10.7	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.8	Promissory Note issued by Edgemode, Inc.in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.9	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.10	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.11	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.12	Form of Promissory Note	8-K	4/28/2023	10.2
10.13	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.1
10.14	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information. Copies of this filing (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Edgemode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301; Attention: Corporate Secretary.

*  Indicates management contract or compensatory plan.

