Form 10-Q
period 2023-09-30
Edgemode, Inc.
filed 2023-11-08
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 390,687,459 shares of the registrant’s common stock outstanding as of November 08, 2023.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$7,643	$70
Prepaid expenses and other current assets	20,258	27,638
Prepaid hosting services	–	894,355
Deferred offering costs	–	264,706

Total current assets	27,901	1,186,769

Intangible assets – cryptocurrencies	56,172	2,630

Total assets	$84,073	$1,189,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$785,519	$869,524
Accrued payroll	500,464	487,159
Accrued dividends	–	6,190
Equipment notes payable	1,179,972	1,179,972
Convertible notes payable	246,958	–
Notes payable	85,142	35,000
Notes payable – related parties	16,000	–
Series B preferred shares liability, net	–	205,226

Total current liabilities	2,814,055	2,783,071

Total liabilities	2,814,055	2,783,071

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized September 30, 2023 and December 31, 2022; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized September 30, 2023 and December 31, 2022; 390,687,459 and 390,437,459 shares issued and outstanding, September 30, 2023 and December 31, 2022	390,687	390,437
Additional paid-in capital	35,142,231	33,896,019
Accumulated deficit	(38,262,900)	(35,880,128)
Stockholders’ deficit	(2,729,982)	(1,593,672)

Total liabilities and stockholders’ deficit	$84,073	$1,189,399

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$–	$1,805	$–	$438,042
Cost of revenue	–	6,204	–	812,882
Gross margin	–	(4,399)	–	(374,840)

Operating expenses:
General and administrative expenses	636,324	1,030,967	2,759,350	27,250,903
Loss on cryptocurrencies	10,754	28,803	18,098	186,716
Loss on sale of equipment and impairment	–	131,233	–	748,269
Total operating expenses	647,078	1,191,003	2,777,448	28,185,888

Loss from operations	(647,078)	(1,195,402)	(2,777,448)	(28,560,728)

Other expense:
Interest expense	(20,323)	(3,045)	(42,710)	(82,872)
Penalty on redemption of Preferred B shares	–	–	(51,859)	–
Other income (expense)	–	16,232	(780)	16,232
Refund of equipment deposit	–	–	500,000	–
Loss on settlement	–	–	(9,975)	–
Total other income (expense), net	(20,323)	13,187	394,676	(66,640)

Income (loss) before provision for income taxes	(667,401)	(1,182,215)	(2,382,772)	(28,627,368)

Provision for income taxes	–	–	–	–

Net loss	$(667,401)	$(1,182,215)	$(2,382,772)	$(28,627,368)

Loss per common share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.08)
Loss per common share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.08)

Weighted average shares outstanding – basic	390,687,459	383,839,659	390,564,531	366,092,454
Weighted average shares outstanding – diluted	390,687,459	383,839,659	390,564,531	366,092,454

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)

Balance December 31, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,236,487	–	1,236,487

Net loss	–	–	–	–	–	(1,778,011)	(1,778,011)

Balance March 31, 2023	–	–	390,687,459	390,687	35,142,231	(37,658,139)	(2,125,221)

Net income	–	–	–	–	–	62,640	62,640

Balance June 30, 2023	–	–	390,687,459	390,687	35,142,231	(37,595,499)	(2,062,581)

Net loss	–	–	–	–	–	(667,401)	(667,401)

Balance September 30, 2023	–	$–	390,687,459	$390,687	$35,142,231	$(38,262,900)	$(2,729,982)

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Common shares issued in exchange for cash	–	–	1,495,756	1,495	503,519	–	505,014

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Stock-based compensation	–	–	–	–	22,385,917	–	22,385,917

Net loss	–	–	–	–	–	(23,626,491)	(23,626,491)

Balance March 31, 2022	–	–	383,808,340	383,808	31,380,677	(27,260,622)	4,503,863

Recapitalization of reverse merger	–	–	50,000	50	24,950	–	25,000

Stock-based compensation	–	–	–	–	1,878,264	–	1,878,264

Net loss	–	–	–	–	–	(3,818,662)	(3,818,662)

Balance June 30, 2022	–	–	383,858,340	383,858	33,283,891	(31,079,284)	2,588,465

Common shares issued in exchange for cash	–	–	72,000	72	35,929	–	36,001

Common shares issued for compensation	–	–	4,000,000	4,000	314,000	–	318,000

Common shares issued for deferred offering costs	–	–	2,521,008	2,521	262,185	–	264,706

Common shares cancelled pursuant to SEC legal case	–	–	(13,889)	(14)	14	–	–

Net loss	–	–	–	–	–	(1,182,215)	(1,182,215)

Balance September 30, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(32,261,499)	$2,024,957

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Operating Activities:
Net loss	$(2,382,772)	$(28,627,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	–	630,670
Loss on sale of equipment and impairment	–	748,269
Amortization of discounts	18,290	1,140
Penalty on redemption of Preferred B shares	51,859	–
Loss on settlement	9,975	–
Stock-based compensation	1,236,487	24,582,181
Cryptocurrency used for officer compensation	–	91,898
Loss on cryptocurrency transactions	18,098	186,716
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,166,441	19,315
Prepaid expenses and other current assets – related parties	–	(7,500)
Cryptocurrencies - mining	–	(438,042)
Accounts payable and accrued expenses	(80,000)	420,655
Accrued payroll	13,305	331,125
Net cash provided by (used in) operating activities	51,683	(2,060,941)

Investing Activities:
Cash acquired in acquisition	–	743,513
Purchase of equipment	–	(370,976)
Proceeds from sale of equipment	–	60,000
Proceeds from sale of cryptocurrencies	31,999	509,997
Net cash provided by investing activities	31,999	942,534

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	–	566,015
Proceeds from issuance of preferred share, net of offering costs	–	201,250
Proceeds from subscription receivables	–	158,850
Payments on preferred B shares	(270,549)	–
Payments on equipment notes payable	–	(208,152)
Proceeds from related party advances	16,000	–
Proceeds from convertible notes payable	220,000	–
Payments on convertible notes payable	(41,560)	–
Proceeds from notes payable	–	380,000
Net cash provided by (used in) financing activities	(76,109)	1,097,963

Net change in cash	7,573	(20,444)
Cash - beginning of period	70	23,942
Cash - end of period	$7,643	$3,498

Supplemental Disclosures:
Interest paid	$40,032	$82,872
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$57,502	$–
Note payable issued in exchange for cryptocurrency	$50,142	$–
Cryptocurrency used to pay accounts payable	$4,005	$–
Shares issued for cryptocurrency assets	$–	$50,000
Conversion of preferred shares into common shares	$–	$384,573
Shares issued for deferred offering costs	$–	$264,706

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

September 30, 2023

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

The Company has no assets or liabilities valued using level 1, level 2, or level 3 inputs as of September 30, 2023.

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

Deferred Offering Costs

The Company has capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the planned offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. During the nine months ended September 30, 2023, as a result of significant delays, $264,706 of deferred offering costs were expensed. No amounts of deferred offering costs are capitalized as of September 30, 2023.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2023, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. The Company is not currently a party to any agreement or understandings with any third parties, and there are no assurances even if the Company’s management locates an opportunity which it believes will be in the best interests of the Company’s shareholders that it will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

The Company’s former CEO, Mr. Isaacs, agreed to provide services to the Company in a consultancy capacity at a fee of $11,500 per month and was issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. During the nine months ended September 30, 2023, the Company and Mr. Isaacs, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023. During the nine months ended, September 30, 2023, the Company made total payments in the aggregate of $65,000 in accordance with the terms of the settlement agreement. No additional amounts are owed to Mr. Isaacs as of September 30, 2023.

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

On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market.

As of September 30, 2023 the Company owed the executive officers of the Company $500,464 in accrued payroll for services performed.

During the nine months ended September 30, 2023, the executive officers of the Company advanced 16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

NOTE 5 – Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of December 31, 2022, the Company had prepaid a total of $1,586,297. In January 2023, the Company was notified of the Chapter 11 bankruptcy filing of the hosting company and in January 2023 the Company received $894,355 in return of the initial deposit and the remainder of the deposit is subject to bankruptcy claims. As a result, the Company impaired $691,942, the remaining amount of the claim, as of December 31, 2022, due to the uncertainty of collectability through the bankruptcy claim. As of September 30, 2023, the Company has $0 of amounts recorded related to the remaining claims due to the uncertainty of collectability.

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

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of September 30, 2023 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims of a note payable that had been paid in full previously. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock, and as a result the Company recorded a loss on settlement of $9,975.

Stock Options

During the nine months ended September 30, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. The Company used the black-scholes option pricing model to value the options and determined a fair value of $4,814,035. As of September 30, 2023, the Company had not met the contingent vesting requirements, and as such no amounts have been expensed related to these options.

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

On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market. No additional expense incurred as a result of the amendment as it was determined there was no change to any of the inputs in the black-scholes option pricing model.

As of September 30, 2023, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	239,284,669	$0.12
Granted	154,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2023	393,284,669	$0.09

As of September 30, 2023, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 4 years as of September 30, 2023. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2023, the intrinsic value for the options vested and outstanding was $0 and $412, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2023	9,530,000	$0.50

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

As of September 30, 2023 the loan balances and accrued interest are $50,142 and $56,464 of the Company’s cryptocurrency assets are held as restricted by the lender.

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

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of September 30, 2023, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. The balance of the loans as of September 30, 2023 is $1,179,972.

Year	Principal Amount
2023	$1,179,972
2024	–
2025	–
2026	–
2027	–
Remaining	–
Total	$1,179,972

Convertible notes payable

April 20, 2023 Promissory Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of September 30, 2023, the balance on the note is $27,004, with a remaining unamortized discount of $5,235. As of the date of filing, the note is in default. See Note 10 for details.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% of the lowest price for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of September 30, 2023, the balance on the note is $56,962, with a remaining unamortized discount of $3,690. As of the date of filing, the note is in default. See Note 10 for details.

April 25, 2023 Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received net proceeds of $60,000 in consideration of issuance of the Promissory Note after original issue discount of _______. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of September 30, 2023, the balance on the note is $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of September 30, 2023, the balance on the note is $57,502. The note is past due.

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

August 4, 2023 Promissory Notes

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note.. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of September 30, 2023, the balance on the note is $63,645, with a remaining unamortized discount of $9,230. As of the date of filing, the note is in default. See Note 10 for details.

NOTE 8 – Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the nine months ended September 30, 2023:

Cryptocurrency at December 31, 2022	$2,630
Additions of cryptocurrencies from convertible notes	57,502
Additions of cryptocurrencies from note payable	50,142
Proceeds from sale of cryptocurrencies	(31,999)
Cryptocurrency used for payment of accounts payable	(4,005)
Loss on cryptocurrency	(18,098)
Cryptocurrency at September 30, 2023	$56,172

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

NOTE 10 – Subsequent Events

On October 20, 2023 the Company received notice from 1800 Diagonal Lending LLC, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,008.99, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes are convertible into common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2022 (the “2022 Quarter”) with those for the three months ended September 30, 2023 (the “2023 Quarter”). Additionally, the nine months ending September 30, 2023 and the nine months ending September 30, 2022 are referred to as the “2023 Period” and “2022 Period” respectively.

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

We require significant financing to commence Bitcoin mining. During late 2022 and early 2023 we have focused on securing a debt facility. We cannot provide any assurances we will receive any capital under a debt facility. Any debt financing will be used to finance the purchase of BTC mining hardware and hosting contracts which, subject to financing. We have suspended our operations subject to receiving additional funding. There are no assurances we will receive adequate financing. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders that we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Results of operations

We had no revenues for the 2023 Quarter compared to $1,805 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

We had no cost of revenues for the 2023 Quarter compared to $6,204 for the 2022 Quarter. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

Our operating expenses for the 2023 Quarter was $647,078 compared to $1,191,003, for the 2022 Quarter, a decrease of 46%. In the 2023 Quarter, the Company incurred stock-based compensation expense of $0 compared to $318,000 for the 2022 Quarter. The stock based compensation for the 2022 Quarter was related to the issuance of 4,000,000 share of common stock for services.

Our other expense for the 2023 Quarter was $20,323 compared to other income of $13,187 for the 2022 Quarter.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Results of operations

We had no revenues for the 2023 period compared to $438,042 for the 2022 Period. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

We had no cost of revenues for the 2023 Period compared to $812,882 for the 2022 Period. The reason for the decrease was that we ceased Ethereum mining operations in September 2022 when Ethereum switched its consensus protocol to proof of stake.

Our operating expenses for the 2023 Period was $2,777,448 compared to $28,185,888, for the 2022 Period, a decrease of 90%. In the 2023 period, the Company incurred stock-based compensation expense of $1,236,487 compared to $24,582,181 for the 2022 Period. The stock based compensation for the 2023 Period related to the difference in fair value on the amendment to outstanding options while the 2022 Period was related to vesting of the fair value of stock options and the issuance of 4,000,000 shares.

Our other income for the 2023 Period was $394,676 compared to other expense of $66,640 for the 2022 Period. In the 2023 period we received $500,000 related to a refund on an equipment purchase order that was impaired during a previous period.

Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new mining operations and we devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely and we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and Capital Resources

As of September 30, 2023 and November 08, 2023, the Company had approximately $7,600 and $350 of cash, respectively. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. To recommence our operations and fund operations for the next 12 months, the Company is seeking to raise $75 million in debt facility. We currently have no available sources for capital and we can provide no assurances that any debt financings will be available in the future.

We have suspended our operations. If we fail to close on a debt facility or raise sufficient additional funds from other sources, we will be required to abandon our plan of operations.

As of November 08, 2023, we have a total of $1,616,690 of debt outstanding that is due within 12 months. See “Subsequent Events” below.

The Company has terminated the agreements for approximately $1.6 million of debt for equipment that the Company was using for mining and returned the equipment to the vendor to settle the outstanding liabilities. The Company is making no further payments against the potential balance. No confirmation has been received from 2CRSI and as such the balance remains outstanding on the Company’s balance sheet in the accompanying financial statements

Subsequent Events

As disclosed above under Note 10 to the financial statements included in this report, on October 20, 2023 the Company received notice from the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,008.99, together with accrued interest and default interest as provided for in the 1800 Notes. We do not have the ability to satisfy any of the amounts due under the 1800 Notes.

Summary of cash flows

	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$51,683	$(2,060,941)
Net cash provided by investing activities	$31,999	$942,534
Net cash provided by (used in) financing activities	$(76,109)	$1,097,963

During the 2023 Period and 2022 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2023 Period, cash provided by operating activities of $51,683 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $2,382,772 and stock-based compensation of $1,236,487.

During the 2022 Period, cash used in operating activities of $2,060,941 primarily resulted from its net loss of $28,627,368, offset by stock-based compensation of $24,582,181 and loss on cryptocurrency transactions of $186,716.

Investing Activities

Cash provided by investing activities in the 2023 Period of $31,999 resulted from the sale of cryptocurrency assets.

Cash provided by investing activities in the 2022 Period of $942,534 resulted from the $743,513 cash acquired from the reverse merger acquisition and the proceeds of $509,997 from sale of cryptocurrency assets and proceeds of $60,000 from the sale of equipment, offset by the purchase of equipment of $370,976.

Financing Activities

In the 2023 Period, cash used in financing activities of $76,109 consisted of the repayment of Series B preferred shares of $270,549 and payments on convertible notes of $41,560, offset by proceeds from convertible notes payable of $220,000 and proceeds from related party advances of $16,000.

In the 2022 Period, cash provided by financing activities of $1,097,963 consisted of $724,865 in net proceeds from the issuance of common shares, $201,250 in net proceeds from the sale of Series B preferred shares and $380,000 in proceeds from the issuance of notes payable, offset by payments on equipment notes payable of $208,152.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2023, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

There were no unregistered sales of the Company’s equity securities during the 2023 Quarter.

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

Dated:  November 08, 2023

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

