Form 10-K
period 2023-12-31
Edgemode, Inc.
filed 2024-04-26
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,217,231 on June 30, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 390,687,459 shares of common stock are issued and outstanding as of April 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement (or alternatively, a Form 10-K/A) will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	Risks related to our business, including:

•	we have a history of losses;
•	our auditors have raised substantial doubts about our ability to continue as a going concern;
•	we have a working capital deficit and need to raise capital; and
•	we are a shell company and lack current business operations.

•	Risks related to the ownership of our securities, including:

•	the applicability of penny stock rules; and
•	material weaknesses in our internal controls over financial reporting; and
•	the significant dilution to our shareholders upon the exercise of options and warrants and conversion of outstanding notes.

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

Overview

Edgemode, Inc. (Formerly Fourth Wave Energy, Inc.) (“we”, “our”, the “Company”) was incorporated in Nevada on January 21, 2011. Effective January 31, 2022, the Company, FWAV Acquisition Corp., a Wyoming corporation and wholly owned subsidiary of the Company and EdgeMode, a Wyoming corporation (“Edgemode Wyoming”) closed on an Agreement and Plan of Merger and Reorganization dated December 2, 2021 (the “Merger Agreement”). In accordance with the Merger Agreement, FWAV Acquisition Corp. merged with and into Edgemode Wyoming, with Edgemode Wyoming becoming a wholly owned subsidiary of the Company. The merger was accounted for as a reverse merger, whereby EdgeMode Wyoming was considered the accounting acquirer and became our wholly-owned subsidiary. On June 3, 2022 the Company changed its name from Fourth Wave Energy Inc. to Edgemode, Inc.

Since our incorporation, the Company has attempted to become involved in a number of business ventures, all of which, excluding Edgemode Wyoming, were unsuccessful and which have been abandoned. Edgemode Wyoming historically mined Ethereum from late 2020 until September 2022. Although Edgemode Wyoming historically mined Ethereum, due to the change of Ethereum (ETH) from Proof of Work (POW) to Proof of stake (POS), the Company terminated all rental agreements and future purchase orders related to Ethereum mining operations. We now intend to mine Bitcoin, subject to financing. However, we require significant financing to commence Bitcoin mining. Since late 2022 we have focused on securing a debt facility. We cannot provide any assurances we will receive any capital under a debt facility. Any debt financing will be used to finance the purchase of Bitcoin mining hardware and hosting contracts. We have suspended our daily operations subject to receiving additional funding. There are no assurances we will receive adequate financing. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any agreement or understandings with any third parties, and there are no assurances even if our management locates an opportunity which it believes will be in the best interests of our shareholders that we will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts.

As stated above, at present, the Company has no sources of revenue and has no specific business plan or purpose without significant financing. Therefore, the Company’s business plan is to also seek an acquisition or merger candidate (a “Business Combination”). As a result, the Company is considered a “blank check” or “shell” company. See the Risk Factors beginning on page 2. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan and/or closed on a suitable Business Combination.

Although we have been in discussions with potential partners or targets, we have not entered into any definitive agreements. The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There is no assurance that we will be able to locate compatible business opportunities for the Company. See Item 1A - Risk Factors.

Human Capital/Employees

We have two full-time employees and no part-time employees. Our employees also serve as our officers and directors. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

History

We are incorporated under the laws of the State of Nevada in 2011. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Prior to the closing of the acquisition of Edgemode, we were a shell company with nominal assets and liabilities. Our website address is www.edgemode.io. We have not incorporated by reference into this report the information that can be accessed through our website and you should not consider such information to be part of this report.

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business partner. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. Considering our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate because of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

In order for us to be attractive to a business partner or opportunity, we may need to convince our outstanding debt holders, to convert their outstanding debt income common stock upon the closing of any such transaction. If any of them are unwilling to do so, our ability to close a transaction will be adversely affected. Additionally, we are currently in the process of increasing our authorized shares of common stock. Any such acquisition would be made using the Company’s common stock as currency to fund such acquisition.

Item 1A.	Risk Factors

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this filing before deciding whether to purchase our securities. Our business, financial condition and results of operations could be materially adversely affected by these risks if any of them actually occur. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report.

There is substantial doubt about our ability to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and business plan initiatives. This is because we do not anticipate generating any revenue from operations nor being able to raise capital (prior to consummating a business combination). As of December 31, 2023, the Company had approximately $1,600,000 of outstanding debt, not including interest, penalties and other fees due under the notes. The reports from our independent registered public accounting firm for the fiscal year ended December 31, 2023, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate material revenue. Because we have little operations, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the economic downturns, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have no capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

Because we have no capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our shareholders could suffer a reduction in the value of their shares.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Our registration under the Securities Exchange Act of 1934 could be revoked by the Securities and Exchange Commission if we fail to file required reports.

If we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, due to lack of working capital we may be unable to comply in the future as we did in the past. If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price.

Due to recent changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up to date in their Exchange Act reports. As of this date, we are uncertain as to what actual effect the Rule may have on us. The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We do not expect our stock price to be above $5.00 in the foreseeable future. The “penny stock” designation will require any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules will limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price.

The issuance of shares upon exercise of our outstanding options or warrants or the conversion of the outstanding promissory notes may cause immediate and substantial dilution to our existing shareholders.

We presently have options and warrants that if exercised would result in the issuance of an additional 402,814,669 shares of our common stock, and our outstanding convertible notes are presently convertible into approximately 179,123,056 shares of common stock. However, 307,239,206 of the outstanding options are only exercisable upon the company reaching certain capital purchasing requirements. The issuance of shares upon exercise of warrants and options and/or the conversion of shares underlying our convertible notes will result in dilution to the interests of other shareholders.

We are a shell company and as such shareholders can only rely on the provisions of Rule 144 for the resale of their shares when certain conditions are met.

We are a shell company as defined under Rule 405 of the Securities Act of 1933 (“Securities Act”). As securities issued by a former shell company, the securities issued by us can only be resold under Rule 144 when certain conditions are met, including that: (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and (ii) we have filed all required reports under the Exchange Act of the preceding 12 months.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a “blank check” company with no business operations. Since late 2023, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any.

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

Our common stock is quoted on the OTC Pink Markets under the symbol “EDGM”. Our common stock was previously quoted under the symbol “FWAV.” As of April 25, 2024, the last reported sale price of our common stock as reported by the OTC Markets was $0.002 per share. As of that date, there were approximately 200 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K.

Overview

The Company currently has no sources of revenue and absent significant financing to fund Bitcoin mining operations, has no specific business plan or purpose. The Company’s business plan is to seek a business combination. The evaluation and selection of a business opportunity is a complex and uncertain process, and the Company not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control.  There is no assurance that we will be able to locate compatible business opportunities for the Company.

12 Months Ended December 31, 2023 (“2023 Period”) Compared to the 12 Months Ended December 31, 2022 (“2022 Period”).

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

Our operating expenses for the 2023 Period was $3,133,679 compared to $31,014,864, for the 2022 Period. In the 2023 Period, the Company incurred stock-based compensation expense of $1,236,487 compared to $24,582,181 for the 2022 Period, along with decreased loss on cryptocurrencies due to decreased transactions and changes in market prices.

Our other income for the 2023 Period was $347,933 compared to other expense of $856,293 for the 2022 Period. Other income for the 2023 period was comprised primarily of $700,000 related to a refund of equipment deposit offset by interest expense of $346,162 and a prepayment penalty on the preferred B shares of $51,859. Other expense for the 2022 Period was comprised of $148,119 in interest expense and $708,174 in loss related to the termination of a prepaid hosting arrangement

Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new mining operations and we devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely and we are unable to quantify at this time the expected increases in operating expenses in future periods.

Liquidity and Capital Resources

As of April 26, 2024, the Company had approximately $3,500 of cash. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. To recommence our mining operations and fund operations for the next 12 months, the Company is seeking to raise $45 million in debt facility. We currently have no available sources for capital and we can provide no assurances that any debt financings will be available in the future. Therefore, we primarily intend to seek a business combination.

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

Convertible notes payable

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of the date of filing, the note is in default.   In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% of the average of the three lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2023, the balance on the notes is $136,701. The notes are in default.

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received net proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2023, the balance on the note is $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2023, the balance on the note is $57,502. The note is past due.

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

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2023, the balance on the note is $99,529. The note is in default.

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

Summary of cash flows

	December 31, 2023	December 31, 2022
Net cash provided by (used in) operating activities	$42,237	$(2,169,308)
Net cash provided by (used in) investing activities	$34,100	$1,047,473
Net cash provided by (used in) financing activities	$(76,109)	$1,097,963

Critical accounting policies

See Note 2 to the December 31, 2023 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2023 and 2022
F-3	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
F-4	Connsolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022
F-5	Consolidated Statements of Cash Flows for years ended December 31, 2023 and 2022
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Edgemode, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edgemode, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2023 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Derivatives Arising from Convertible Notes

The valuation of derivative liabilities arising from convertible notes payable represents a significant aspect of the audit due to its materiality and the complexity involved in its assessment. These liabilities are recognized based on the fair value of embedded conversion features associated with convertible notes. The determination of fair value necessitates intricate valuation models, incorporating various assumptions, which are inherently subjective and involve substantial management judgment.

To form our overall opinion on the financial statements, our audit procedures included assessing the reasonableness of key inputs used in the company’s valuation models, evaluating the appropriateness of management's valuation methodologies and assumptions, and assessing the impact of changes in these inputs on the fair value measurement. We also performed sensitivity analyses to inspect the potential effects of variations in key assumptions on the reported fair value of the derivative liabilities.

Given the significance of these liabilities to the financial statements and the complexity inherent in their valuation, our audit required significant auditor judgment and involved challenging evaluations of subjective inputs.

/s/ M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2021.

The Woodlands, TX

April 26, 2024

Edgemode, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$298	$70
Prepaid expenses and other current assets	20,258	27,638
Prepaid hosting services	–	894,355
Deferred offering costs	–	264,706

Total current assets	20,556	1,186,769

Intangible assets - cryptocurrencies	32	2,630

Total assets	$20,588	$1,189,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$721,780	$869,524
Accrued payroll	661,201	487,159
Accrued dividends	–	6,190
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	16,000	–
Convertible notes payable	342,501	–
Derivative liabilities	197,090	–
Series B preferred shares liability, net	–	205,226

Total current liabilities	3,153,544	2,783,071

Total liabilities	3,153,544	2,783,071

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized; zero issued and outstanding December 31, 2023 and 2022	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized; 390,687,459 and 390,437,459 shares issued and outstanding, December 31, 2023 and 2022, respectively	390,687	390,437
Additional paid-in capital	35,142,231	33,896,019
Accumulated deficit	(38,665,874)	(35,880,128)
Stockholders' deficit	(3,132,956)	(1,593,672)

Total liabilities and stockholders' deficit	$20,588	$1,189,399

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2023	December 31, 2022

Revenue	$–	$438,042
Cost of revenue	–	812,882
Gross margin	–	(374,840)

Operating expenses:
General and administrative expenses	3,123,572	27,784,864
Loss on sale of equipment and impairment	–	3,075,748
Loss on cryptocurrencies	10,107	154,252
Total operating expenses	3,133,679	31,014,864

Loss from operations	(3,133,679)	(31,389,704)

Other income (expense):
Interest expense	(346,162)	(148,119)
Penalty on prepayment of Preferred B shares	(51,859)	–
Refund of equipment deposit	700,000	–
Change in fair value of derivatives	6,709	–
Loss on settlement	(9,975)	–
Gain on settlement of liabilities	50,000	–
Other expense	(780)	(708,174)
Total other income (expense), net	347,933	(856,293)

Loss before provision for income taxes	(2,785,746)	(32,245,997)

Provision for income taxes	–	–

Net loss	$(2,785,746)	$(32,245,997)

Loss per common share - basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding - basic and diluted	390,626,500	377,574,305

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2023 and 2022

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Common shares issued in exchange for cash	–	–	1,617,756	1,617	564,398	–	566,015

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Common shares issued in exchange for compensation	–	–	4,000,000	4,000	314,000	–	318,000

Common shares issued in exchange for deferred financing costs	–	–	2,521,008	2,521	262,185	–	264,706

Common shares cancelled pursuant to SEC Legal case	–	–	(13,889)	(14)	14	–	–

Stock-based compensation	–	–	–	–	24,264,181	–	24,264,181

Net loss	–	–	–	–	–	(32,245,997)	(32,245,997)

Balance December 31, 2022	–	–	390,437,459	390,437	33,896,019	(35,880,128)	(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,236,487	–	1,236,487

Net loss	–	–	–	–	–	(2,785,746)	(2,785,746)

Balance December 31, 2023	–	$–	390,687,459	$390,687	$35,142,231	$(38,665,874)	$(3,132,956)

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2023	December 31, 2022

Operating Activities:
Net loss	$(2,785,746)	$(32,245,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	–	630,670
Amortization	25,215	3,976
Interest expense on principal default	88,618	95,926
Interest expense charge for day one derivative loss	203,799	–
Prepayment on penalty of Preferred B shares	51,859	–
Change in fair value of derivative liabilities	(6,709)	–
Loss on sale of equipment and impairment	–	3,075,748
Stock-based compensation	1,236,487	24,582,181
Cryptocurrency used for compensation	–	144,423
Loss on cryptocurrency transactions	10,107	154,252
Loss on settlement	9,975	–
Gain on settlement of liabilities	(50,000)	–
Loss on prepaid hosting termination	–	691,942
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,166,441	151,815
Prepaid expenses and other current assets – related parties	–	(7,500)
Cryptocurrencies - mining	–	(438,042)
Accounts payable and accrued expenses	(93,739)	504,139
Accrued payroll	185,930	487,159
Lease liabilities	–	–
Net cash provided by (used in) operating activities	42,237	(2,169,308)

Investing Activities:
Cash acquired in acquisition	–	743,513
Purchase of equipment	–	(245,976)
Proceeds from sale of equipment	–	60,000
Proceeds from sale of cryptocurrencies	34,100	489,936
Net cash provided by investing activities	34,100	1,047,473

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	–	566,015
Proceeds from subscription receivable	–	158,850
Proceeds from issuance of preferred shares, net of offering costs	–	201,250
Payments on equipment notes payable	–	(208,152)
Proceeds from notes payable	220,000	380,000
Proceeds from related party advances	16,000	–
Payments of convertible notes	(41,560)	–
Payments on notes payable	(270,549)	–
Net cash provided by (used in) financing activities	(76,109)	1,097,963

Net change in cash	228	(23,872)
Cash - beginning of period	70	23,942
Cash - end of period	$298	$70

Supplemental Disclosures:
Interest paid	$4,388	$89,993
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for deferred financing costs	$–	$264,706
Shares issued for cryptocurrency assets	$–	$50,000
Conversion of preferred shares into common shares	$–	$384,573
Common shares cancelled pursuant to SEC legal case	$–	$14
Convertible notes issued in exchange for cryptocurrency	$57,502	$–
Note payable issued in exchange for cryptocurrency	$50,142	$–
Repayment of note payable using cryptocurrency	$50,142	$–
Cryptocurrency used to pay accrued salaries	$11,888	$–
Cryptocurrency used to pay accounts payable	$4,005	$–

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Edgemode, Inc. (“we”, “our”, the “Company”) was incorporated in Nevada on January 21, 2011. Since its incorporation, the Company has attempted to become involved in a number of prior business ventures, all of which were unsuccessful and which it has abandoned. After the merger described below, the Company became a cryptocurrency mining company and is currently in the process of purchasing cryptocurrency mining equipment to restart its mining operations.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$197,090

The Company had no assets valued using level 1, level 2, or level 3 inputs as of December 31, 2023.

The Company had no assets or liabilities valued using level 1, level 2, or level 3 inputs as of December 31, 2022.

Derivative Financial Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses a binomial calculator model. Changes in fair value are recorded in the consolidated statements of operations.

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

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a Full-Pay-Per-Share payout of Bitcoin based on a contractual formula, which primarily calculates the hash rate provided by us to the mining pool as a percentage of total network hash rate, and other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The terms of the agreement provides that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s Full-Pay-Per-Share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the amount of consideration recognized is constrained to the amount of consideration received, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Under current GAAP, crypto assets held by the Company are accounted for as indefinite-lived intangible assets. Those assets are tested for impairment annually and more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. If the carrying amount of the asset exceeds its fair value, an entity is required to recognize an impairment loss and reduce the carrying amount of the asset to its fair value. See further discussion under Recently Accounting Pronouncements.

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

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering as of December 31, 2022. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. Due to the delays in the financing, during the year ended December 31, 2023, $264,706 of deferred offering costs were expensed, which included in general and administrative expenses in the accompanying statement of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the provision of the ASU as of January 1, 2023 and has applied the guidance to the accounting of the convertible debt and treatment of derivative liabilities. In addition, there was no retrospective impact upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

As a result of the Reverse Merger, the Company acquired the following assets and liabilities which were recorded at the pre-combination carrying basis. The assets acquired and liabilities assumed are as follows:

January 31, 2022

Cash	$743,513
Prepaids	149,580
Note receivable - EdgeMode	2,040,447
Accounts payable	(7,774)
Other accrued expenses	(196,500)
Accrued interest	(24,314)
Notes payable	(35,000)
Total identified net assets	$2,669,952

Note 5. Related Party Transactions

Pursuant to the terms of the Merger, Mr. Isaacs will provide services to the Company in a consultancy capacity at a fee of $11,500 per month and has been issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, vesting in 90 days, at an exercise price of $0.40 per share. The consulting agreement may be terminated by the Company without cause after three months. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000, which were expensed during the year ended December 31, 2022. During the year ended December 31, 2023, the Company and Mr. Isaacs, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023. During the year ended, December 31, 2023, the Company made total payments in the aggregate of $65,000 in accordance with the terms of the settlement agreement. No additional amounts are owed to Mr. Isaacs as of December 31, 2023.

On January 31, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share. On January 25, 2023, the Company amended stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share.

On September 12, 2022, the Company granted options to the officers of the Company to purchase up to 153,239,206 shares of the Company’s stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market.

On March 3, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment.

As of December 31, 2023 and 2022 the Company owed the executive officers of the Company $661,201 and $487,159 in accrued payroll for services performed, respectively.

During the year ended December 31, 2023, the executive officers of the Company advanced 16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

Note 6. Prepaid Hosting Services

Prepaid hosting services are amounts paid to secure the use of data hosting services at a future date or continuously over one or more future periods. When the prepaid hosting services are eventually consumed, they are charged to expense. As of December 31, 2022 the company had prepaid a total of $1,586,297. In January 2023, the Company was notified of the Chapter 11 bankruptcy filing of the hosting company and in January 2023 the Company received $894,355 in return of the initial deposit and the remainder of the deposit is subject to bankruptcy claims. As a result, the Company has expensed $691,942 during the year ended December 31, 2022, the remaining amount of the claim, due to the uncertainty of collectability through the bankruptcy claim. As of December 31, 2023, the Company has $0 of amounts recorded related to the remaining claims due to the uncertainty of collectability.

Note 7. Fixed Assets

Total depreciation expense for the year ended December 31, 2023 and 2022, was $0 and $630,670 respectively.

During the year ended December 31, 2022, the Company terminated all future purchase orders related to Ethereum mining equipment and related hosting services, as the Company will focus on Bitcoin mining, and returned equipment not yet placed in service and investing in new Bitcoin mining equipment. The remaining equipment not placed in service as of December 31, 2022 has been delayed and it is unknown when or if it will be delivered to the Company. As a result of the delays and uncertainties, the Company recorded an impairment expense of $1,138,687 related to undelivered equipment. During the year ended December 31, 2023, the Company received refunds totaling $700,000 as a result of these delays, which were recorded as other income in the accompanying statement of operations.

During the year ended December 31, 2022 the Company recorded an impairment to cryptomining equipment in the amount of $1,937,061 as a result of the Company terminating the financing agreements with the equipment manufactures. Of the total impairment, $131,232 relates to assets the company disposed of due to the switch away from Etherium mining, and the other $1,545,829 was related to mining equipment purchased with the Equipment Notes Payable discussed below in Note 9. The remaining $260,000 of impairment was related to the equipment acquired in 2020. A portion of this equipment was sold for $60,000 during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company issued 4,000,000 common shares as compensation to a third party for advisory services with a fair value of $318,000 which was expensed in the current period. In addition, the Company was to pay $50,000 in cash compensation each quarter for ongoing advisory services. As of December 31, 2022 the Company had accrued the first $50,000 that was owed. During the year ended December 31, 2023, no additional services were provided and the Company and the advisor agreed to settle the first $50,000 in exchange for the Company removing the Rule 144 restrictive legend. As a result, the Company recorded a gain on settlement in the amount of $50,000.

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

As of December 31, 2023, no shares have been sold or issued to Alumni Capital pursuant to the Purchase Agreement other than the 2,521,008 Commitment Shares. The Commitment shares were valued $0.105 per share for total value of $264,706 which were recorded as deferred offering costs and expensed due to the delays in the financing.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims of a note payable that had been paid in full previously. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock, and as a result the Company recorded a loss on settlement of $9,975.

Stock Options

During the year ended December 31, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. The Company used the black-scholes option pricing model to value the options and determined a fair value of $4,814,035. As of December 31, 2023, the Company had not met the contingent vesting requirements, and as such no amounts have been expensed related to these options.

During the year ended December 31, 2022, the Company issued a stock option grant to purchase up to 85,907,990 shares of the Company’s common stock, vesting immediately and in 90 days, at an exercise price of $0.40 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. The Company used the black-scholes option pricing model to value the options and expensed $24,219,306 during the year ended December 31, 2022. During the year ended December 31, 2023, the Company amended stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share. As a result of the amendment, the Company recorded an additional $1,236,487 of stock-based compensation expense based on the incremental fair value resulting from the change in exercise price.

During the year ended December 31, 2022, the Company issued a stock option grant to purchase up to 153,239,206 shares of the Company’s common stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market. The amendment resulted in no additional incremental fair value being recorded.

As of December 31, 2023, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	239,147,196	0.21
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2022	239,284,669	$0.21
Granted	154,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	393,284,669	$0.09

As of December 31, 2023, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.75 years as of December 31, 2023. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2023, the intrinsic value for the options vested and outstanding was $0 and $302, respectively.

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

The following table summarizes the stock warrant activity for the year ended December 31, 2023 and 2022:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	300,000	$0.63
Granted	10,372,857	0.45
Exercised	1,142,857	0.04
Forfeited	(2,285,714)	0.04
Expired	–	–
Outstanding, December 31, 2022	9,530,000	$0.50
Granted	–	–
Recapitalization	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	9,530,000	$0.50

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

In April 2023, the Company utilized an existing marginal lending facility with SFOX, a digital assets broker. The marginal lending facility allows the Company to borrow funds up to a maximum aggregate amount of $50,000 to finance its investment activities in digital assets. The terms of the marginal lending facility include an interest rate on the borrowed funds of 11% and the maximum borrowing period under the facility is 28 days, the facility can be rolled over provided there is sufficient collateral. The facility is secured by a pledged collateral of digital assets. The Company is required to maintain a collateral balance equal to 110% of the outstanding principal balance with the lender. As of December 31, 2023, the collateral balance was returned and the loan balance has been settled in full.

Equipment Notes Payable

In 2021, the Company entered into multiple financing agreements whereby the company agreed to purchase assets related to its crypto mining operations. The financing agreements required a down payments in the aggregate of $600,408 and 24 equal monthly payments. The Company used a 15% discount rate to determine the net present value of the loan value in the aggregate of $2,441,591. During the year ended December 31, 2022 the company made payments of $248,184, of which $40,032 was recorded as interest expense.

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of December, 31, 2023, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. In addition the Company has recorded the remaining $95,926 of interest amounts owed under the agreements as of December 31, 2022 as the Company is in technical default due to lack of payments.

The balance of the loans as of December 31, 2023 is $1,179,972.

The following table presents the future maturities and principal payments of all notes payable listed above for the next five years and thereafter are as follows:

Year	Principal Amount
2023	$1,179,972
2024	–
2025	–
2026	–
2027	–
Remaining	–
Total	$1,179,972

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2023, the balance on the note is $42,262, with a remaining unamortized discount of $2,280.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2023, the balance on the note is $94,439, with a remaining unamortized discount of $1,940.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2023, the balance on the note is $99,529, with a remaining unamortized discount of $5,647.

On October 20, 2023 the Company received notice from 1800 Diagonal Lending LLC, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,008.99, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes became convertible into common stock and an additional $88,618 of principal was added to the note balance. In addition, as a result of the default the notes became convertible at a variable rate resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was charged directly to interest expense, as the notes are passed due. See further discussion under Note 10.

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2023, the balance on the note is $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2023, the balance on the note is $57,502. The note is past due.

The investors may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the Promissory Notes, convert all or any part of the outstanding and unpaid amount of the Promissory Notes into fully paid and non-assessable shares of Common Stock. If the Promissory Notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five day VWAP on the six month anniversary, which is lower, subject to a floor conversion price of $0.01 per share. On the 180-day anniversary date the resulting conversion price is equal to $0.01 Furthermore, the Promissory Notes contain a “most favored nation” provision that allows each investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

Note 10. Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was estimated using a binomial model with the following assumptions:

	As of December 31, 2023
	Conversion Option	Warrants

Volatility	120.13%	124.36%
Dividend Yield	0%	0%
Risk-free rate	4.79%	4.01%
Expected term	1 year	2.5-3.25 years
Stock price	$0.0022	$0.0022
Exercise price	$0.0014-0.01	$0.5
Derivative liability fair value	$196,593	$498
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2023	179,123,059	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2023:

Fair value as of December 31, 2022	$–
Fair value on the date of issuance related to principal default	203,799
Fair value on the date of issuance related to warrants issued	1,372
Change in fair value of derivatives	(8,081)
Fair value as of December 31, 2023	$197,090

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $8,081 during the year ended December 31, 2023. The fair value of the derivatives related to the principal default on the notes was charged directly to interest expense. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815. The initial fair value of the outstanding warrants was charged to the change in fair value of derivatives.

Note 11. Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the years ended December 31, 2023 and 2022:

Cryptocurrency at December 31, 2021	$303,199
Revenue recognized from cryptocurrency mined	438,042
Additions of cryptocurrency - sale of common stock	50,000
Sale of cryptocurrencies for cash proceeds	(489,936)
Cryptocurrency used for officer compensation	(144,423)
Realized loss on sale/exchange of cryptocurrencies	(154,252)
Cryptocurrency at December 31, 2022	2,630
Additions of cryptocurrency – convertible notes	57,502
Additions of cryptocurrency – other notes	50,142
Cryptocurrency used for payment of accounts payable	(4,005)
Cryptocurrency used for payment of salaries	(11,888)
Cryptocurrency used for payment of other notes	(50,142)
Sale of cryptocurrencies for cash proceeds	(34,100)
Realized loss on sale/exchange of cryptocurrencies	(10,107)
Cryptocurrency at December 31, 2023	$32

Note 12. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss	$1,252,700	$996,800
Valuation allowance	(1,252,700)	(996,800)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2023	December 31, 2022
Benefit attributable to operating loss	$585,000	$6,771,700
Non-deductible	(286,400)	(5,985,900)
Valuation allowance	(298,600)	(785,800)
Provisions for income taxes	$–	$–

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2023, the Company has net operating loss carry forwards totaling approximately $6,000,000, which will be carried forward to future periods.

Note 13. Commitments and Contingencies

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On January 31, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share. On January 25, 2023, the Company amended stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share.

On September 12, 2022, the Company granted options to the officers of the Company to purchase up to 153,239,206 shares of the Company’s stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. On March 3, 2023, the Company amended stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market.

On March 3, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment.

During the year ended December 31, 2023, the executive officers of the Company advanced $16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Consulting Agreement - Isaacs (2)	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
10.8	Series A Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.9	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.10	Charlie Faulkner Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.1
10.11	Simon Wajcenberg Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.2
10.12	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.13	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.14	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.1
10.15	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.2
10.16	Stock Option Grant to Charlie Faulkner dated March 3, 2023 (2)	8-K	3/7/2023	10.1
10.17	Stock Option Grant to Simon Wajcenberg dated March 3, 2023 (2)	8-K	3/7/2023	10.2
10.18	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.3
10.19	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.4
10.20	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.21	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.22	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.23	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.24	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.25	Form of Promissory Note	8-K	4/28/2023	10.2
10.26	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2024	8-K	8/8/2023	10.1
10.27	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
14.1	Code of Ethics and Business Conduct	10-K	4/17/2023	14.1
16.1	Letter from MaloneBailey, LLP to the SEC dated January 7, 2022	8-K	1/7/2022	16.1
19.1	Insider Trading Policy				Filed
21.1	List of Subsidiaries	10-K	4/17/2023	21.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed

______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to EdgeMode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2024.

EDGEMODE, INC.

Date:	April 26, 2024	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Edgemode, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charlie Faulkner	Chief Executive Officer	April 26, 2024
Charlie Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	April 26, 2024
Simon Wajcenberg	(Principal Financial Officer)(Principal Accounting Officer) and Director

