Form 10-K/A
period 2023-12-31
Edgemode, Inc.
filed 2024-04-30
CIK 1652958

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 390,437,459 shares of common stock are issued and outstanding as of April 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Form 10-K/A

Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Edgemode, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 26, 2024 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2024 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

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

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information on our current executive officers and directors:

Name	Age	Positions
Charlie Faulkner	38	Chief Executive Officer, President and Director

Simon Wajcenberg	55	Chief Financial Officer, Treasurer, Secretary and Director (Chairman)

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

Charlie Faulkner has served as our Chief Executive Officer, President and as a director of our Board since the Merger. Mr. Faulkner has served as the Chief Executive Officer of Edgemode Wyoming since its inception in 2020. Since December 2016, he has served as an advisor at North Block Capital Ltd (“NB Capital”), an. investment group that provides asset management, corporate advisory services, and technology solutions, which he co-founded in 2016. Since November 2023 he has served as chairman and chief executive officer of TechCom, Inc., a company with no active operations and quoted on the OTC Markets (TCRI).

Simon Wajcenberg has served as our Chief Financial Officer, Treasurer and as a director of our Board since the Merger. Mr. Wajcenberg has served as the Executive Chairman of, and in other executive positions at, Edgemode Wyoming since its inception in 2020. Since December 2016, he has served as an advisor at NB Capital, which he co-founded in 2016. Since November 2023 he has served as a director and chief financial officer of TCRI.

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

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shoring transactions.

Director Compensation

In fiscal 2023, we did not pay any compensation to our directors for their service on the Board.

Item 11.	Executive Compensation.

Set forth below is the information regarding the compensation paid, distributed or accrued by the Company for the fiscal year ended December 31, 2023 to the Company’s Chief Executive Officer (principal executive officer) serving during the last fiscal year and the other two most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”). The Company only had two executive officers serving in 2023.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	Non-Equity Inventive Plan Compen- sation ($)(g)	Non-Qualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(i)		Total ($)(j)

Charlie Faulkner	2023	600,000	(3)	–	–	2,407,017	–	–	–		3,007,017
Chief Executive Officer	2022	652,500	(3)	–	–	17,448,504	–	–	–		18,101,004

Simon Wajcenberg	2023	600,000	(3)	–	–	2,407,017	–	–			3,007,017
Chief Financial Officer	2022	696,500	(3)	–	–	17,448,504	–	–	91,898	(2)	18,236,902

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the Named Executive Officers, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the Named Executive Officers. For each Named Executive Officer – the 2022 issuances includes 76,619,603 stock options exercisable at $0.10 per share and 31,979,352 stock options initially exercisable at $0.40 per share and amended on January 25, 2023 to $0.06 per share. The 2023 issuance includes 77,000,000 stock options exercisable at $0.04 per share.

(2)	Represents cryptocurrency amounts transferred to Simon for compensation expense.

(3)	As of December 31, 2023 and 2022 the Company owed the executive officers of the Company $661,201 and $487,159 in accrued payroll for services performed, respectively.

In January 2023, the 31,979,352 stock option grants to each of Messrs. Faulkner and Wajcenberg included in the Outstanding Equity Awards at 2023 Fiscal Year End table below were repriced from $0.40 to $0.06.

In March 2023, the Company granted to each of Messrs. Faulkner and Wajcenberg 77,000,000 five-year stock options which vest when the Company purchases at least $15 million of crypto mining equipment. The options are exercisable at $0.04 per share.

Compensation Agreements with our Current Executive Officers

Edgemode Wyoming employed Charlie Faulkner and Simon Wajcenberg pursuant to oral employment agreements with monthly salaries which began at $10,000 per month in early 2021 and were increased to $30,000 per month in October 2021. In connection with the closing of the Merger Agreement, the Company entered into formal Employment Agreements with Charlie Faulkner and Simon Wajcenberg which provided for annual base salaries of $600,000 each and the grant to each of 31,979,352 five-year vested stock options with an exercise price of $0.40 per share. These options were repriced to $0.06 per share.

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

Outstanding Equity Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2023:

Outstanding Equity Awards At 2023 Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Charlie Faulkner	31,979,352	–		–	0.06	1/31/2027	–	–	–	–
Charlie Faulkner	–	76,619,603	(1)	–	0.10	9/12/2027	–	–	–	–
Charlie Faulkner		77,000,000	(1)		0.04	3/1/2028
Simon Wajcenberg	31,979,352	–		–	0.06	1/31/2027	–	–	–	–
Simon Wajcenberg	–	76,619,603	(1)	–	0.10	9/12/2027	–	–	–	–
Simon Wajcenberg		77,000,000	(1)		0.04	3/1/2028

(1)	Based on the terms as of December 31, 2023, these options vest upon the Company acquiring $15 million in cryptomining equipment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 29, 2024, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Based on 390,437,459 shares of common stock outstanding as of April 29, 2024. Beneficial ownership is determined in accordance with Rule 13d-3 and 13d-5 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table. Unless otherwise specified in the notes to this table, the address for each person is: c/o Edgemode, Inc., 110 E. Broward Blvd., #1700, Ft. Lauderdale, Florida 33301, Attention: Corporate Secretary.

Title of Class	Name of Beneficial Holder	Amount of Beneficial Ownership	Percentage Beneficially Owned
5% Shareholders:

Common Stock	Christina Dixon (1)	27,172,687	7.0%

Directors and Named Executive Officers

Common Stock	Charlie Faulkner (2)	87,045,385	20.6%
Common Stock	Simon Wajcenberg (3)	100,231,874	23.7%

	All directors and officers as a group (2 persons)	187,277,169	41.2%

(1)	Address is 3115, Five Dollar Road, Evansville, Indiana.
(2)	Includes 31,979,352 vested stock options.
(3)	Includes 31,979,352 vested stock options. Includes shares beneficially owned by his wife.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, the Company had no equity compensation plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the terms of the Merger Agreement, Mr. Isaacs provided services to the Company in a consultancy capacity at a fee of $11,500 per month and was issued a stock option grant to purchase up to 19,987,095 shares of the Company’s common stock, at an exercise price of $0.40 per share. In addition, Mr. Isaacs received a $250,000 cash bonus and the Company entered into a contract with a company owed by Joe Isaacs to perform services for total value of $240,000, which were expensed during the year ended December 31, 2022. During the year ended December 31, 2023, the Company and Mr. Isaacs, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023. During the year ended, December 31, 2023, the Company made total payments in the aggregate of $65,000 in accordance with the terms of the settlement agreement. No additional amounts are owed to Mr. Isaacs as of December 31, 2023.

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

The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by M&K CPAS, PLLC, our principal auditor for fiscal 2023 and 2022.

	2023 ($)	2022 ($)
Audit Fees – M&K CPAS, PLLC	56,550	76,250
Audit Related Fees – M&K CPAS, PLLC	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	56,550	76,250

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the entire Board.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Consulting Agreement - Isaacs (2)	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
10.8	Series A Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.9	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.10	Charlie Faulkner Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.1
10.11	Simon Wajcenberg Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.2
10.12	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.13	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.14	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.1
10.15	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.2
10.16	Stock Option Grant to Charlie Faulkner dated March 3, 2023 (2)	8-K	3/7/2023	10.1
10.17	Stock Option Grant to Simon Wajcenberg dated March 3, 2023 (2)	8-K	3/7/2023	10.2
10.18	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.3
10.19	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.4
10.20	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.21	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.22	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.23	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.24	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.25	Form of Promissory Note	8-K	4/28/2023	10.2
10.26	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2024	8-K	8/8/2023	10.1
10.27	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
14.1	Code of Ethics and Business Conduct	10-K	4/17/2023	14.1
16.1	Letter from MaloneBailey, LLP to the SEC dated January 7, 2022	8-K	1/7/2022	16.1
19.1	Insider Trading Policy				Filed^
21.1	List of Subsidiaries	10-K	4/17/2023	21.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished^
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished^
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed^
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed^

______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
^	Previously filed with our 2023 Form 10-K, originally filed with the SEC on April 26, 2024, which is being amended hereby.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Edgemode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2024.

EDGEMODE, INC.

Date:	April 30, 2024	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

