Form 10-Q
period 2024-06-30
Edgemode, Inc.
filed 2024-08-09
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 390,687,459 shares of the registrant’s common stock outstanding as of August 9, 2024.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$376	$298
Prepaid expenses and other current assets	1,368	20,258

Total current assets	1,744	20,556

Intangible assets – cryptocurrencies	32	32

Total assets	$1,776	$20,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$767,505	$721,780
Accrued payroll	1,193,338	661,201
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	32,725	16,000
Convertible notes payable	343,732	342,501
Derivative liabilities	349,142	197,090
		–
Total current liabilities	3,901,414	3,153,544

Total liabilities	3,901,414	3,153,544

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized June 30, 2024 and December 31, 2023; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized June 30, 2024 and December 31, 2023; 390,687,459 shares issued and outstanding, June 30, 2024 and December 31, 2023	390,687	390,687
Additional paid-in capital	35,142,231	35,142,231
Accumulated deficit	(39,432,556)	(38,665,874)
Stockholders’ deficit	(3,899,638)	(3,132,956)

Total liabilities and stockholders’ deficit	$1,776	$20,588

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
General and administrative expenses	$380,819	$417,501	$717,418	$2,123,026
Loss on cryptocurrencies	4,600	4,746	4,600	7,344
Total operating expenses	385,419	422,247	722,018	2,130,370

Loss from operations	(385,419)	(422,247)	(722,018)	(2,130,370)

Other income (expense):
Interest expense	(18,132)	(15,113)	(42,552)	(22,387)
Penalty on redemption of Preferred B shares	–	–	–	(51,859)
Other expense	(60)	–	(60)	(780
Refund of equipment deposit	150,000	500,000	150,000	500,000
Change in fair value of derivatives	(61,867)	–	(152,052)	–
Loss on settlement	–	–	–	(9,975)
Total other income (expense), net	69,941	484,887	(44,664)	414,999

Income (loss) before provision for income taxes	(315,478)	62,640	(766,682)	(1,715,371)

Provision for income taxes	–	–	–	–

Net income (loss)	(315,478)	62,640	(766,682)	(1,715,371)

Loss per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Loss per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	390,687,459	390,687,459	390,687,459	390,564,531
Weighted average shares outstanding - diluted	390,687,459	476,595,449	390,687,459	390,564,531

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2023	390,687,459	$390,687	$35,142,231	$(38,665,874)	$(3,132,956)

Net loss	–	–	–	(451,204)	(451,204)

Balance March 31, 2024	390,687,459	390,687	35,142,231	(39,117,078)	(3,584,160)

Net loss	–	–	–	(315,478)	(315,478)

Balance June 30, 2024	390,687,459	$390,687	$35,142,231	$(39,432,556)	$(3,899,638)

Balance December 31, 2022	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	1,236,487	–	1,236,487

Net loss	–	–	–	(1,778,011)	(1,778,011)

Balance March 31, 2023	390,687,459	390,687	35,142,231	(37,658,139)	(2,125,221)

Net income	–	–	–	62,640	62,640

Balance June 30, 2023	390,687,459	$390,687	$35,142,231	$(37,595,499)	$(2,062,581)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
Operating Activities:
Net loss	$(766,682)	$(1,715,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts	11,231	11,365
Penalty on redemption of Preferred B shares	–	51,859
Loss on settlement	–	9,975
Stock-based compensation	–	1,236,487
Loss on cryptocurrency transactions	4,600	7,344
Change in fair value of derivative liabilities	152,052	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,940	901,735
Accounts payable and accrued expenses	45,725	(60,705)
Accrued payroll	532,137	(41,695)
Net cash provided by (used in) operating activities	(2,047)	400,994

Investing Activities:
Proceeds from sale of cryptocurrencies	–	20,000
Purchase of cryptocurrencies	(4,600)	–
Net cash provided by (used in) investing activities	(4,600)	20,000

Financing Activities:
Payments on preferred B shares	–	(270,549)
Proceeds from convertible notes payable	–	160,000
Proceeds from related party advances	16,725	–
Payments on convertible notes	(10,000)	(13,502)
Net cash provided by (used in) financing activities	6,725	(124,051)

Net change in cash	78	296,943
Cash - beginning of period	298	70
Cash - end of period	$376	$297,013

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$–	$57,502
Note payable issued in exchange for cryptocurrency	$–	$50,363
Cryptocurrency used to pay accounts payable	$–	$4,005

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$349,142

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$197,090

The Company had no assets valued using level 1, level 2, or level 3 inputs as of June 30, 2024 or December 31, 2023.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2024, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. The Company is not currently a party to any agreement or understandings with any third parties, and there are no assurances even if the Company’s management locates an opportunity which it believes will be in the best interests of the Company’s shareholders that it will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

As of June 30, 2024 the Company owed the executive officers of the Company $1,193,338 in accrued payroll for services performed.

During the six months ended June 30, 2024, the executive officers of the Company advanced $16,725 to the Company for working capital needs. During the year ended December 31, 2023, the executive officers of the Company advanced $16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand. As of June 30, 2024 the total amount owed was $32,725.

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

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480. As of June 30, 2024, there are no shares of the Series B preferred shares outstanding.

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of June 30, 2024 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

Stock Options

As of June 30, 2024, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	393,284,669	$0.09
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	393,284,669	$0.09

As of June 30, 2024, the Company had 85,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.25 years as of June 30, 2024. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2024, the intrinsic value for the options vested and outstanding was $0 and $27, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	9,530,000	$0.50

NOTE 6 – Notes Payable and Convertible Notes Payable

Notes Payable

Pursuant to the Company’s Agreement and Plan of Merger and Reorganization effective January 31, 2022, the Company acquired outstanding note payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

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

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of September 30, 2023, and through the date of this filing, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. The balance of the loans as of June 30, 2024 is $1,179,972, which is due on demand as a result of the default.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the six months ended June 30, 2024, the Company repaid $10,000 of principal on the note. As of June 30, 2024, the note is in default and the balance on the note is $32,262, with a remaining unamortized discount of $0.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of June 30, 2024, the note is in default and the balance on the note is $94,439, with a remaining unamortized discount of $0.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of June 30, 2024, the note is in default and the balance on the note is $99,529, with a remaining unamortized discount of $0.

On October 20, 2023 and May 21, 2024 the Company received notices from 1800 Diagonal Lending LLC, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $226,230, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes became convertible into common stock and an additional $88,618 of principal was added to the note balance. In addition, as a result of the default the notes became convertible at a variable rate resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was charged directly to interest expense, as the notes are passed due. See further discussion under Note 7.

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of June 30, 2024, the balance on the note is $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of June 30, 2024, the balance on the note is $57,502. The note is past due.

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

	As of June 30, 2024
	Conversion Option	Warrants

Volatility	317.38%	213.21%
Dividend Yield	0%	0%
Risk-free rate	5.03%	4.52%
Expected term	1 year	2.5-3 years
Stock price	$0.0002	$0.0002
Exercise price	$0.00013-0.01	$0.5
Derivative liability fair value	$348,839	$303
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of June 30, 2024	834,991,901	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2023:

Fair value as of December 31, 2023	$197,090
Fair value on the date of cash repayments	(13,181)
Change in fair value of derivatives	165,233
Fair value as of June 30, 2024	$349,142

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives and derivative liabilities settled upon cash repayments, with the Company recognizing a total loss of $152,052 during the six months ended June 30, 2024. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 8 – Cryptocurrency Assets

The Company conducts various business activities using its cryptocurrency assets. The below table represents the cryptocurrency activities during the six months ended June 30, 2024:

Cryptocurrency at December 31, 2023	$32
Purchases of cryptocurrency	4,600
Loss on cryptocurrency	(4,600)
Cryptocurrency at June 30, 2024	$32

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

NOTE 10 – Subsequent events

On July 5, 2024, the Company received an additional refund of $275,000 related to prior advances made for the purchase of equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2024 (the “2024 Quarter”) with those for the six months ended June 30, 2023 (the “2023 Quarter”) and our consolidated results of operations for the six months ended June 30, 2024 (the “2024 Period”) with those for the six months ended June 30, 2023 (the “2023 Period”).

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Results of operations

Our operating expenses for the 2024 Quarter was $385,419 compared to $422,247, for the 2023 Quarter, a decrease of 9%. The 2024 Quarter had lower expenses as the Company continues to reduce cost compared to the 2023 Quarter.

Our other income for the 2024 Quarter was $69,941 compared to other income of $484,887 for the 2023 Quarter. Other income in the 2024 quarter was comprised of $18,132 in interest expense and $61,867 for the loss on the change in fair value of derivative liabilities offset by income of $150,000 on the refund of an equipment deposit. Other income for the 2023 quarter was comprised of $15,113 in interest expense, offset by income of $500,000 in deposits from equipment refunds.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Results of operations

Our operating expenses for the 2024 Period was $722,018 compared to $2,130,370, for the 2023 Period, a decrease of 66%. In the 2024 Quarter, the Company incurred stock-based compensation expense of $0 compared to $1,236,487 for the 2023 Quarter. The stock-based compensation for the 2023 Quarter was related to the amendment of options to the officers of the Company.

Our other expense for the 2024 Period was $44,664 compared to other income of $414,999 for the 2023 Period. Other expense in the 2024 quarter was comprised of $45,552 in interest expense and $152,052 for the loss on the change in fair value of derivative liabilities offset by income of $150,000 on the refund of an equipment deposit. Other income for the 2023 quarter was comprised of $22,387 in interest expense, $51,859 in prepayment penalties on the preferred B shares, loss on legal settlement of $9,975, offset by income of $500,000 in deposits from equipment refunds.

Liquidity and Capital Resources

As of June 30, 2024 and the date of the filing of this report, Company had approximately $400 and $64,000 of cash on hand. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. On July 5, 2024, subsequent to the period covered by this report, the Company received an additional refund of $275,000 related to prior advances made for the purchase of equipment. To recommence our crypto operations and fund operations for the next 12 months, the Company is seeking to raise $75 million in debt facility. We currently have no available sources of capital and we can provide no assurances that any debt financings will be available in the future. Additionally, the Company is (i) in default under the 1800 Notes in the sum of 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of approximately $226,000, plus accrued interest and default interest as defined under such notes, (ii) in default under two other notes in the aggregate principal amount of approximately $120,000 and (iii) owes a significant amount of money to its executive officers for accrued salary.

We have suspended our operations. If we fail to close on a debt facility or raise sufficient additional funds from other sources, we will be required to abandon our plan of operations.

The Company has terminated agreements for approximately $1.6 million of debt for equipment that the Company was using for mining and returned the equipment to the vendor to settle the outstanding liabilities. The Company is making no further payments against the potential balance. No confirmation has been received from 2CRSI and as such the balance remains outstanding on the Company’s balance sheet in the accompanying financial statements.

Summary of cash flows

	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$(2,047)	$400,994
Net cash provided by (used in) investing activities	$(4,600)	$20,000
Net cash provided by (used in) financing activities	$6,725	$(124,051)

During the 2024 Quarter and the 2023 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2024 Period, cash used in operating activities of $2,047 primarily resulted from the net loss of $766,682 offset by change in fair value of derivative liabilities of $152,052, increases in accounts payable and accrued expenses of $45,725 and increases in accrued payroll of $532,137.

During the 2023 Period, cash provided by operating activities of $400,994 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $1,715,371 and stock-based compensation of $1,236,487.

Investing Activities

Cash used in investing activities in the 2024 Period of $4,600 resulted from the purchase of cryptocurrency assets.

Cash provided by investing activities in the 2023 Period of $20,000 resulted from the sale of cryptocurrency assets.

Financing Activities

In the 2024 Period, cash provided by financing activities of $6,725 consisted of $10,000 for the repayment of convertible notes payable, offset by proceeds from related party advances of $16,725.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At June 30, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

There were no unregistered sales of the Company’s equity securities during the 2024 Quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 9, 2024

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

