Form 10-K/A
period 2023-12-31
Edgemode, Inc.
filed 2025-02-21
CIK 1652958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this amendment No. 2 (the “Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022. This Amendment No. 2 contains restatements our audited financial statements for the fiscal year ended December 31, 2023 (the “2023 Annual Financial Statements”) and our audited financials statements for the fiscal year ended December 31, 2022: (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as amended on April 30, 2024 (the “2023 10-K”), and (ii) unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2023 through September 30, 2023, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (collectively, the “Form 10-Qs” and together with the 2023 10-K, the “Prior Financial Statements”). Except as provided below, no other portion of the 2023 10-K is being amended and this Amendment No. 2 does not reflect any events occurring after the filing of the 2023 10-K.

Restatement Background

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2024, we, in consultation with our Board of Directors, concluded that the Prior Financial Statements should no longer be relied upon due to errors in such consolidated financial statements and should be restated to correct the misstatements therein.

During the three months ended March 31, 2023, the Company granted 5,000,000 options to purchase shares of our common stock to a consultant with a fair value of approximately $230,000. The previously filed Form 10-Qs and 2023 10-K do not give effect to stock options granted, resulting in understatement in operating expenses for the 2023 Annual Financial Statements.

Restatement Overview

The sections impacted by the restatement of the Prior Financial Statements and amended to reflect the fair value of the option grants are:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits and Financial Statement Schedules

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not filed, and do not intend to file, amendments to the previously filed Form 10-Qs. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Amendment No. 2 or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Refer to Note 2 – Restatement of Previously Issued Consolidated Financial Statements and Note 4 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the accompanying consolidated financial statements included in Part II, Item 8 for additional information.

Internal Control Considerations

In connection with the Restatement Adjustments, management has evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. As a result of that assessment, management has concluded that the restatement is a result of our previously disclosed material weakness for the limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A.

2

PART II

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

Our operating expenses for the 2023 Period was $3,362,714 compared to $31,014,864, for the 2022 Period. In the 2023 Period, the Company incurred stock-based compensation expense of $1,465,522 compared to $24,582,181 for the 2022 Period, along with decreased loss on cryptocurrencies due to decreased transactions and changes in market prices.

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

3

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

4

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

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2023 and 2022
F-4	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
F-5	Connsolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022
F-6	Consolidated Statements of Cash Flows for years ended December 31, 2023 and 2022
F-7	Notes to Consolidated Financial Statements

5

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2023 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of the 2023 and 2022 Consolidated Financial Statements

As discussed in Note 2 and Note 4 to the consolidated financial statements, the accompanying 2023 and 2022 consolidated financial statements have been restated to correct for errors.

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

The Woodlands, TX

April 26, 2024 (February 21, 2025, as to the effects of the restatement discussed in Note 2 and Note 4)

Edgemode, Inc.

Consolidated Balance Sheets

	December 31, 2023 (Restated)	December 31, 2022

ASSETS
Current assets:
Cash	$298	$70
Prepaid expenses and other current assets	20,258	27,638
Prepaid hosting services	–	894,355
Deferred offering costs	–	264,706

Total current assets	20,556	1,186,769

Intangible assets - cryptocurrencies	32	2,630

Total assets	$20,588	$1,189,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$721,780	$869,524
Accrued payroll	661,201	487,159
Accrued dividends	–	6,190
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	16,000	–
Convertible notes payable	342,501	–
Derivative liabilities	197,090	–
Series B preferred shares liability, net	–	205,226

Total current liabilities	3,153,544	2,783,071

Total liabilities	3,153,544	2,783,071

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized; zero issued and outstanding December 31, 2023 and 2022	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized; 390,687,459 and 390,437,459 shares issued and outstanding, December 31, 2023 and 2022, respectively	390,687	390,437
Additional paid-in capital	35,371,266	33,896,019
Accumulated deficit	(38,894,909)	(35,880,128)
Stockholders' deficit	(3,132,956)	(1,593,672)

Total liabilities and stockholders' deficit	$20,588	$1,189,399

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2023 (Restated)	December 31, 2022

Revenue	$–	$438,042
Cost of revenue	–	812,882
Gross margin	–	(374,840)

Operating expenses:
General and administrative expenses	3,352,607	27,784,864
Loss on sale of equipment and impairment	–	3,075,748
Loss on cryptocurrencies	10,107	154,252
Total operating expenses	3,362,714	31,014,864

Loss from operations	(3,362,714)	(31,389,704)

Other income (expense):
Interest expense	(346,162)	(148,119)
Penalty on prepayment of Preferred B shares	(51,859)	–
Refund of equipment deposit	700,000	–
Change in fair value of derivatives	6,709	–
Loss on settlement	(9,975)	–
Gain on settlement of liabilities	50,000	–
Other expense	(780)	(708,174)
Total other income (expense), net	347,933	(856,293)

Loss before provision for income taxes	(3,014,781)	(32,245,997)

Provision for income taxes	–	–

Net loss	$(3,014,781)	$(32,245,997)

Loss per common share - basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding - basic and diluted	390,626,500	377,574,305

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2023 and 2022

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2021	127,207	$341,730	292,179,345	$292,179	$5,476,850	$(3,634,131)	$2,134,898

Conversion of preferred shares into common	(127,207)	(341,730)	20,796,933	20,797	363,776	–	384,573

Recapitalization of reverse merger	–	–	69,257,668	69,258	2,600,694	–	2,669,952

Common shares issued in exchange for cash	–	–	1,617,756	1,617	564,398	–	566,015

Common shares issued in exchange for cryptocurrency	–	–	78,638	79	49,921	–	50,000

Common shares issued in exchange for compensation	–	–	4,000,000	4,000	314,000	–	318,000

Common shares issued in exchange for deferred financing costs	–	–	2,521,008	2,521	262,185	–	264,706

Common shares cancelled pursuant to SEC Legal case	–	–	(13,889)	(14)	14	–	–

Stock-based compensation	–	–	–	–	24,264,181	–	24,264,181

Net loss	–	–	–	–	–	(32,245,997)	(32,245,997)

Balance December 31, 2022	–	–	390,437,459	390,437	33,896,019	(35,880,128)	(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,465,522	–	1,465,522

Net loss	–	–	–	–	–	(3,014,781)	(3,014,781)

Balance December 31, 2023 (Restated)	–	$–	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2023 (Restated)	December 31, 2022

Operating Activities:
Net loss	$(3,014,781)	$(32,245,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	–	630,670
Amortization	25,215	3,976
Interest expense on principal default	88,618	95,926
Interest expense charge for day one derivative loss	203,799	–
Prepayment on penalty of Preferred B shares	51,859	–
Change in fair value of derivative liabilities	(6,709)	–
Loss on sale of equipment and impairment	–	3,075,748
Stock-based compensation	1,465,522	24,582,181
Cryptocurrency used for compensation	–	144,423
Loss on cryptocurrency transactions	10,107	154,252
Loss on settlement	9,975	–
Gain on settlement of liabilities	(50,000)	–
Loss on prepaid hosting termination	–	691,942
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,166,441	151,815
Prepaid expenses and other current assets – related parties	–	(7,500)
Cryptocurrencies - mining	–	(438,042)
Accounts payable and accrued expenses	(93,739)	504,139
Accrued payroll	185,930	487,159
Lease liabilities	–	–
Net cash provided by (used in) operating activities	42,237	(2,169,308)

Investing Activities:
Cash acquired in acquisition	–	743,513
Purchase of equipment	–	(245,976)
Proceeds from sale of equipment	–	60,000
Proceeds from sale of cryptocurrencies	34,100	489,936
Net cash provided by investing activities	34,100	1,047,473

Financing Activities:
Proceeds from issuance of common shares, net of offering costs	–	566,015
Proceeds from subscription receivable	–	158,850
Proceeds from issuance of preferred shares, net of offering costs	–	201,250
Payments on equipment notes payable	–	(208,152)
Proceeds from notes payable	220,000	380,000
Proceeds from related party advances	16,000	–
Payments of convertible notes	(41,560)	–
Payments on notes payable	(270,549)	–
Net cash provided by (used in) financing activities	(76,109)	1,097,963

Net change in cash	228	(23,872)
Cash - beginning of period	70	23,942
Cash - end of period	$298	$70

Supplemental Disclosures:
Interest paid	$4,388	$89,993
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for deferred financing costs	$–	$264,706
Shares issued for cryptocurrency assets	$–	$50,000
Conversion of preferred shares into common shares	$–	$384,573
Common shares cancelled pursuant to SEC legal case	$–	$14
Convertible notes issued in exchange for cryptocurrency	$57,502	$–
Note payable issued in exchange for cryptocurrency	$50,142	$–
Repayment of note payable using cryptocurrency	$50,142	$–
Cryptocurrency used to pay accrued salaries	$11,888	$–
Cryptocurrency used to pay accounts payable	$4,005	$–

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

On June 3, 2022 the Company changed its name from Fourth Wave Energy Inc. to Edgemode, Inc.

Note 2. Restatement of Previously Issued Consolidated Financial Statements

On September 17, 2024, the Company determined that 5,000,000 options to purchase shares of our common stock granted to a consultant during the three months ended March 31, 2023 were omitted from its previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Period”), and (ii) unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2023 through September 30, 2023, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (collectively, the “Interim Periods” and together with the Annual Period, the “Affected Periods”).

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Affected Periods. As a result of the material misstatements, the Company has restated its consolidated financial statements for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Consolidated Financial Statements”).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheet as of December 31, 2023; (ii) the consolidated statement of operations for the year ended December 31, 2023; (iii) the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2023; and (iv) the consolidated statement of cash flows for the year ended December 31, 2023. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated balance sheet as of December 31, 2023:

	Balance as of December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(38,665,874)	$(229,035)	$(38,894,909)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of operations for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

General and administrative expenses	$3,123,572	$229,035	$3,352,607
Total operating expenses	$3,133,679	$229,035	$3,362,714
Loss before provision for income taxes	$(2,785,746)	$(229,035)	$(3,014,781)
Net loss	$(2,785,746)	$(229,035)	$(3,014,781)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Stock-based compensation	$1,236,487	$229,035	$1,465,522
Net loss	$(2,785,746)	$(229,035)	$(3,014,781)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of cash flows for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	$(2,785,746)	$(229,035)	$(3,014,781)
Stock-based compensation	$1,236,487	$229,035	$1,465,522

Note 3. Summary of Significant Accounting Policies

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

Note 4. Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The following tables present the effects of the Restatement Adjustments described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements on the Company’s unaudited interim condensed consolidated financial statements for the periods indicated.

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated balance sheets as of the dates indicated:

	Balance as of March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	229,035	$35,371,266
Accumulated deficit	$(37,658,139)	(229,035)	$(37,887,174)

	Balance as of June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(37,595,499)	$(229,035)	$(37,824,534)

	Balance as of September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(38,262,900)	$(229,035)	$(38,491,935)

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

General and administrative expenses	$1,705,525	$229,035	$1,934,560
Total operating expenses	$1,708,123	$229,035	$1,937,158
Loss from operations	$(1,708,123)	$(229,035)	$(1,937,158)
Loss before provision for income taxes	$(1,778,011)	$(229,035)	$(2,007,046)
Net loss	$(1,778,011)	$(229,035)	$(2,007,046)
Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	390,440,237		390,440,237

	For the Six Months Ended June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Operating expenses:
General and administrative expenses	$2,123,026	$229,035	$2,352,061
Total operating expenses	$2,130,370	$229,035	$2,359,405
Loss from operations	$(2,130,370)	$(229,035)	$(2,359,405)
Loss before provision for income taxes	$(1,715,371)	$(229,035)	$(1,944,406)
Net loss	$(1,715,371)	$(229,035)	$(1,944,406)
Loss per common share - basic and diluted	$(0.00)	$–	$(0.00)
Weighted average shares outstanding - basic and diluted	390,564,531		390,564,531

	For the Nine Months Ended September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Operating expenses:
General and administrative expenses	$2,759,350	$229,035	$2,988,385
Total operating expenses	$2,777,448	$229,035	$3,006,483
Loss from operations	$(2,777,448)	$(229,035)	$(3,006,483)
Loss before provision for income taxes	$(2,382,772)	$(229,035)	$(2,611,807)
Net loss	$(2,382,772)	$(229,035)	$(2,611,807)
Loss per common share - basic and diluted	$(0.01)	$–	$(0.01)
Weighted average shares outstanding - basic and diluted	390,564,531		390,564,531

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of changes in stockholders’ equity for the periods indicated:

	For the Three Months March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Stock-based compensation	1,236,487	229,035	1,465,522
Net loss	(1,778,001)	(229,035)	(2,007,046)

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	For the Three Months Ended March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	(1,778,011)	(229,035)	(2,007,046)
Stock-based compensation	1,236,487	229,035	1,465,522
Net cash provided by (used in) operating activities	281,586	–	281,586

	For the Six Months Ended June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	(1,715,371)	(229,035)	(1,944,406)
Stock-based compensation	1,236,487	(229,035)	1,465,522
Net cash provided by (used in) operating activities	400,994	–	400,994

	For the Nine Months September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	(2,382,772)	(229,035)	(2,611,807)
Stock-based compensation	1,236,487	(229,035)	1,465,522
Net cash provided by (used in) operating activities	51,683	–	51,683

Note 5. Going Concern

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

Note 6. Reverse Merger Transaction

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

Note 7. Related Party Transactions

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

Note 8. Prepaid Hosting Services

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

Note 9. Fixed Assets

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

Note 10. Equity

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

During the year ended December 31, 2023, the Company granted to a consultant, options to purchase up to 5,000,000 shares the Company’s common stock at an exercise price of $0.07 per share, exercisable for five years and vest immediately. The Company used the black-scholes option pricing model to value the options and determined a fair value of $191,676. In addition the Company modified 1,962,191 previously issued option to the consultant in which it lowered the exercise price to $0.07. Upon the modification the Company recorded an additional $37,359 in stock based compensation for the incremental fair value on the date of the modification.

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

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	137,473	$0.00
Granted	239,147,196	0.21
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2022	239,284,669	$0.21
Granted	159,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	398,284,669	$0.09

As of December 31, 2023, the Company had 90,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.75 years as of December 31, 2023. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2023, the intrinsic value for the options vested and outstanding was $0 and $302, respectively.

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

Note 11. Notes Payable

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

Note 12. Derivative Liabilities

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

Note 13. Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the years ended December 31, 2023 and 2022:

Cryptocurrency at December 31, 2021	$303,199
Revenue recognized from cryptocurrency mined	438,042
Additions of cryptocurrency - sale of common stock	50,000
Sale of cryptocurrencies for cash proceeds	(489,936)
Cryptocurrency used for officer compensation	(144,423)
Realized loss on sale/exchange of cryptocurrencies	(154,252)
Cryptocurrency at December 31, 2022	2,630
Additions of cryptocurrency – convertible notes	57,502
Additions of cryptocurrency – other notes	50,142
Cryptocurrency used for payment of accounts payable	(4,005)
Cryptocurrency used for payment of salaries	(11,888)
Cryptocurrency used for payment of other notes	(50,142)
Sale of cryptocurrencies for cash proceeds	(34,100)
Realized loss on sale/exchange of cryptocurrencies	(10,107)
Cryptocurrency at December 31, 2023	$32

Note 14. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss	$1,252,700	$996,800
Valuation allowance	(1,252,700)	(996,800)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2023	December 31, 2022
Benefit attributable to operating loss	$633,800	$6,771,700
Non-deductible	(335,100)	(5,985,900)
Valuation allowance	(298,600)	(785,800)
Provisions for income taxes	$–	$–

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

Note 14. Commitments and Contingencies

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

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 17, 2024, the continuing weakness resulted in our management’s failure to account for 5,000,000 options to purchase shares of our common stock granted to a consultant with a fair value of approximately $230,000 during the period ended March 31, 2023.

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

6

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock filed July 20, 2022	8-K	7/27/2022	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Consulting Agreement - Isaacs (2)	8-K	2/7/2022	10.2
10.3	Form of Option Agreement	8-K	2/7/2022	10.3
10.4	Form of Note Conversion	8-K	2/7/2022	10.4
10.5	Compute North Master Agreement	8-K	2/7/2022	10.5
10.6	Trinity Mining Technologies	8-K	2/7/2022	10.6
10.7	2CRSI Agreements	8-K	2/7/2022	10.7
10.8	Series A Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.9	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.10	Charlie Faulkner Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.1
10.11	Simon Wajcenberg Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.2
10.12	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.13	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1

7

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.14	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.1
10.15	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.2
10.16	Stock Option Grant to Charlie Faulkner dated March 3, 2023 (2)	8-K	3/7/2023	10.1
10.17	Stock Option Grant to Simon Wajcenberg dated March 3, 2023 (2)	8-K	3/7/2023	10.2
10.18	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.3
10.19	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.4
10.20	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.21	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.22	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.23	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.24	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.25	Form of Promissory Note	8-K	4/28/2023	10.2
10.26	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2024	8-K	8/8/2023	10.1
10.27	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
14.1	Code of Ethics and Business Conduct	10-K	4/17/2023	14.1
16.1	Letter from MaloneBailey, LLP to the SEC dated January 7, 2022	8-K	1/7/2022	16.1
19.1	Insider Trading Policy	10-K	4/24/24	19.1
21.1	List of Subsidiaries	10-K	4/17/2023	21.1
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed

______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to EdgeMode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2024.

EDGEMODE, INC.

Date:	February 21, 2025	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Edgemode, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charlie Faulkner	Chief Executive Officer	February 21, 2025
Charlie Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	February 21, 2025
Simon Wajcenberg	(Principal Financial Officer)(Principal Accounting Officer) and Director

9