Form 10-Q/A
period 2024-06-30
Edgemode, Inc.
filed 2025-02-21
CIK 1652958

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

EXPLANATORY NOTE

We are filing this comprehensive Quarterly Report on Form 10-Q for the period ended June 30, 2024 (“Comprehensive Form 10-Q”). This Comprehensive Form 10-Q contains restatements our unaudited consolidated financial statements for the three and six months ended June 30, 2023 and unaudited consolidated financial statements for the quarterly periods ended March 31, 2023 through June 30, 2023, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 (collectively, the “Form 10-Qs” the “Prior Financial Statements”). Except as provided below, no other portion of the original Form 10-Q for the period ended June 30, 2024 (the “Original June 30, 2024 Form 10-Q”) is being amended and this comprehensive Form 10-Q does not reflect any events occurring after the filing of the Original June 30, 2024 Form 10-Q.

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

During the three months ended March 31, 2023, the Company granted 5,000,000 options to purchase shares of our common stock to a consultant with a fair value of approximately $230,000. The previously filed Form 10-Qs do not give effect to stock options granted, resulting in understatement in operating expenses for the three months ended March 31, 2023 and six months ended June 30, 2023.

Restatement Overview

Other sections impacted by the restatement of the Prior Financial Statements are:

•	Part I, Item 1. Financial Statements and Supplementary Data
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have not filed, and do not intend to file, amendments to the previously filed Form 10-Q for the period ended March 31, 2024. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Comprehensive Form 10-Q or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Refer to Note 2 – Restatement of Previously Issued Consolidated Financial Statements and Note 4 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the accompanying consolidated financial statements included in Part I, Item 1 for additional information.

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Comprehensive Form 10-Q.

Internal Control Considerations

In connection with the Restatement Adjustments, management has evaluated its disclosure controls and procedures and internal control over financial reporting as of June 30, 2024. As a result of that assessment, management has concluded that the restatement is a result of our previously disclosed material weakness for the limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024 (Restated)	December 31, 2023

ASSETS
Current assets:
Cash	$376	$298
Prepaid expenses and other current assets	1,368	20,258

Total current assets	1,744	20,556

Intangible assets – cryptocurrencies	32	32

Total assets	$1,776	$20,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$767,505	$721,780
Accrued payroll	1,193,338	661,201
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	32,725	16,000
Convertible notes payable	343,732	342,501
Derivative liabilities	349,142	197,090
		–
Total current liabilities	3,901,414	3,153,544

Total liabilities	3,901,414	3,153,544

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 4,999,000 shares authorized June 30, 2024 and December 31, 2023; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized June 30, 2024 and December 31, 2023; 390,687,459 shares issued and outstanding, June 30, 2024 and December 31, 2023	390,687	390,687
Additional paid-in capital	35,371,266	35,371,266
Accumulated deficit	(39,661,591)	(38,894,909)
Stockholders’ deficit	(3,899,638)	(3,132,956)

Total liabilities and stockholders’ deficit	$1,776	$20,588

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023 (Restated)

Operating expenses:
General and administrative expenses	$380,819	$417,501	$717,418	$2,352,061
Loss on cryptocurrencies	4,600	4,746	4,600	7,344
Total operating expenses	385,419	422,247	722,018	2,359,405

Loss from operations	(385,419)	(422,247)	(722,018)	(2,359,405)

Other income (expense):
Interest expense	(18,132)	(15,113)	(42,552)	(22,387)
Penalty on redemption of Preferred B shares	–	–	–	(51,859)
Other expense	(60)	–	(60)	(780
Refund of equipment deposit	150,000	500,000	150,000	500,000
Change in fair value of derivatives	(61,867)	–	(152,052)	–
Loss on settlement	–	–	–	(9,975)
Total other income (expense), net	69,941	484,887	(44,664)	414,999

Income (loss) before provision for income taxes	(315,478)	62,640	(766,682)	(1,944,406)

Provision for income taxes	–	–	–	–

Net income (loss)	(315,478)	62,640	(766,682)	(1,944,406)

Loss per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Loss per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	390,687,459	390,687,459	390,687,459	390,564,531
Weighted average shares outstanding - diluted	390,687,459	476,595,449	390,687,459	390,564,531

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2023 (Restated)	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)

Net loss	–	–	–	(451,204)	(451,204)

Balance March 31, 2024 (Restated)	390,687,459	390,687	35,371,266	(39,346,113)	(3,584,160)

Net loss	–	–	–	(315,478)	(315,478)

Balance June 30, 2024 (Restated)	390,687,459	$390,687	$35,371,266	$(39,661,591)	$(3,899,638)

Balance December 31, 2022	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	1,465,522	–	1,465,522

Net loss	–	–	–	(2,007,046)	(2,007,046)

Balance March 31, 2023 (Restated)	390,687,459	390,687	35,371,266	(37,887,174)	(2,125,221)

Net income	–	–	–	62,640	62,640

Balance June 30, 2023 (Restated)	390,687,459	$390,687	$35,371,266	$(37,824,534)	$(2,062,581)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023 (Restated)
Operating Activities:
Net loss	$(766,682)	$(1,944,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts	11,231	11,365
Penalty on redemption of Preferred B shares	–	51,859
Loss on settlement	–	9,975
Stock-based compensation	–	1,465,522
Loss on cryptocurrency transactions	4,600	7,344
Change in fair value of derivative liabilities	152,052	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,890	901,735
Accounts payable and accrued expenses	45,725	(60,705)
Accrued payroll	532,137	(41,695)
Net cash provided by (used in) operating activities	(2,047)	400,994

Investing Activities:
Proceeds from sale of cryptocurrencies	–	20,000
Purchase of cryptocurrencies	(4,600)	–
Net cash provided by (used in) investing activities	(4,600)	20,000

Financing Activities:
Payments on preferred B shares	–	(270,549)
Proceeds from convertible notes payable	–	160,000
Proceeds from related party advances	16,725	–
Payments on convertible notes	(10,000)	(13,502)
Net cash provided by (used in) financing activities	6,725	(124,051)

Net change in cash	78	296,943
Cash - beginning of period	298	70
Cash - end of period	$376	$297,013

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$–	$57,502
Note payable issued in exchange for cryptocurrency	$–	$50,363
Cryptocurrency used to pay accounts payable	$–	$4,005

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

NOTE 2 – Restatement of Previously Issued Consolidated Financial Statements

On September 17, 2024, the Company determined that 5,000,000 options to purchase shares of our common stock granted to a consultant during the three months ended March 31, 2023 were omitted from its previously issued unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2023 through September 30, 2023, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (collectively, the “Interim Periods” and together with the Annual Period, the “Affected Periods”).

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

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheet as of June 30, 2024; (ii) the consolidated statement of operations for the six months ended June 30, 2023; (iii) the consolidated statement of changes in stockholders’ equity for the three and six ended June 30, 2023; and (iv) the consolidated statement of cash flows for the six months ended June 30, 2023. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	Balance as of June 30, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(39,432,556)	$(229,035)	$(39,661,591)

	Balance as of December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(38,665,874)	$(229,035)	$(38,894,909)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of operations for the six months ended June 30, 2023:

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

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of changes in stockholders’ equity for the three months ended June 30, 2024 and 2023:

	For the Three Months June 30, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional Paid in Capital	35,142,231	229,035	35,371,266
Accumulated Deficit	(39,432,556)	(229,035)	(39,661,591)

	For the Three Months June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional Paid in Capital	35,142,231	229,035	35,371,266
Accumulated Deficit	(37,595,499)	(229,035)	(37,824,534)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of cash flows for the six months ended June 30, 2023:

	For the Six Months Ended June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	$(1,715,371)	$(229,035)	$(1,944,406)
Stock-based compensation	$1,236,487	$229,035	$1,465,522
Net cash provided by (used in) operating activities	$400,994	$–	$400,994

NOTE 3 – Summary of Significant Accounting Policies

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

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated balance sheets as of the dates indicated:

	Balance as of March 31, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional paid-in capital	$35,142,231	$229,035	$35,371,266
Accumulated deficit	$(39,117,078)	$(229,035)	$(39,346,113)

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

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of changes in stockholders’ equity for the periods indicated:

	For the Three Months March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Stock-based compensation	$1,236,487	$229,035	$1,465,522
Net loss	$(1,778,011)	$(229,035)	$(2,007,046)
Additional Paid in Capital	$35,142,231	$229,035	$35,371,266
Accumulated Deficit	$(37,658,139)	$(229,035)	$(37,887,174)

	For the Three Months March 31, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Additional Paid in Capital	$35,142,231	$229,035	$35,371,266
Accumulated Deficit	$(39,117,078)	$(229,035)	$(39,346,113)

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	For the Three Months Ended March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Net loss	$(1,778,011)	$(229,035)	$(2,007,046)
Stock-based compensation	$1,236,487	$229,035	$1,465,522
Net cash provided by (used in) operating activities	$281,586	$–	$281,586

NOTE 5 – Going Concern

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

NOTE 6 – Related Party Transactions

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

NOTE 7 – Equity

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

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	398,284,669	$0.09
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	398,284,669	$0.09

As of June 30, 2024, the Company had 90,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.25 years as of June 30, 2024. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2024, the intrinsic value for the options vested and outstanding was $0 and $27, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	9,530,000	$0.50

NOTE 8 – Notes Payable and Convertible Notes Payable

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

NOTE 9 – Derivative Liabilities

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

NOTE 10 – Cryptocurrency Assets

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

NOTE 12 – Subsequent events

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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Results of operations

Our operating expenses for the 2024 Period was $722,018 compared to $2,355,273, for the 2023 Period, a decrease of 70%. In the 2024 Quarter, the Company incurred stock-based compensation expense of $0 compared to $1,468,734 for the 2023 Quarter. The stock-based compensation for the 2023 Quarter was related to the amendment of options to the officers of the Company.

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

Liquidity and Capital Resources

As of June 30, 2024, and the date of the filing of this report, Company had approximately $400 and $64,000 of cash on hand. Our liquidity was primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. On July 5, 2024, subsequent to the period covered by this report, the Company received an additional refund of $275,000 related to prior advances made for the purchase of equipment. To recommence our crypto operations and fund operations for the next 12 months, the Company is seeking to raise $75 million in debt facility. We currently have no available sources of capital and we can provide no assurances that any debt financings will be available in the future. Additionally, the Company is (i) in default under the 1800 Notes in the sum of 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of approximately $226,000, plus accrued interest and default interest as defined under such notes, (ii) in default under two other notes in the aggregate principal amount of approximately $120,000 and (iii) owes a significant amount of money to its executive officers for accrued salary.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2023, describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2023.

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

Dated:  February 21, 2025

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

