Form 10-Q
period 2024-09-30
Edgemode, Inc.
filed 2025-03-12
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 390,687,459 shares of the registrant’s common stock outstanding as of March 12, 2025.

TABLE OF CONTENTS

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “Edgemode”, “we,” “us, “our” and similar terms refer to Edgemode, Inc. and our wholly owned subsidiaries, EdgeMode, a Wyoming corporation and Edgemode Mine Co UK Limited, a UK company. Our corporate website is www.edgemode.io. There we make available copies of Edgemode documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$5,163	$298
Prepaid expenses and other current assets	1,368	20,258

Total current assets	6,531	20,556

Intangible assets – cryptocurrencies	32	32

Total assets	$6,563	$20,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$790,272	$721,780
Accrued payroll	1,314,539	661,201
Equipment notes payable	1,179,972	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	32,725	16,000
Convertible notes payable	323,732	342,501
Derivative liabilities	1,628,233	197,090
		–
Total current liabilities	5,304,473	3,153,544

Total liabilities	5,304,473	3,153,544

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized September 30, 2024 and December 31, 2023; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized September 30, 2024 and December 31, 2023; 390,687,459 shares issued and outstanding, September 30, 2024 and December 31, 2023	390,687	390,687
Additional paid-in capital	35,371,266	35,371,266
Accumulated deficit	(41,059,863)	(38,894,909)
Stockholders’ deficit	(5,297,910)	(3,132,956)

Total liabilities and stockholders’ deficit	$6,563	$20,588

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating expenses:
General and administrative expenses	$380,738	$636,324	$1,098,156	$2,988,385
Loss on cryptocurrencies	–	10,754	4,600	18,098
Total operating expenses	380,738	647,078	1,102,756	3,006,483

Loss from operations	(380,738)	(647,078)	(1,102,756)	(3,006,483)

Other income (expense):
Interest expense	(13,493)	(20,323)	(56,045)	(42,710)
Penalty on redemption of Preferred B shares	–	–	–	(51,859)
Other expense	50	–	(10)	(780)
Refund of equipment deposit	275,000	–	425,000	500,000
Change in fair value of derivatives	(1,279,091)	–	(1,431,143)	–
Loss on settlement	–	–	–	(9,975)
Total other income (expense), net	(1,017,534)	(20,323)	(1,062,198)	394,676

Income (loss) before provision for income taxes	(1,398,272)	(667,401)	(2,164,954)	(2,611,807)

Provision for income taxes	–	–	–	–

Net income (loss)	$(1,398,272)	$(667,401)	$(2,164,954)	$(2,611,807)

Loss per common share - basic	$(0.00)	$0.00	$(0.01)	$(0.00)
Loss per common share - diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding – basic	390,687,459	390,687,459	390,687,459	390,564,531
Weighted average shares outstanding - diluted	390,687,459	390,687,459	390,687,459	390,564,531

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2023	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)

Net loss	–	–	–	(451,204)	(451,204)

Balance March 31, 2024	390,687,459	390,687	35,371,266	(39,346,113)	(3,584,160)

Net loss	–	–	–	(315,478)	(315,478)

Balance June 30, 2024	390,687,459	390,687	35,371,266	(39,661,591)	(3,899,638)

Net loss	–	–	–	(1,398,272)	(1,398,272)

Balance September 30, 2024	390,687,459	$390,687	$35,371,266	$(41,059,863)	$(5,297,910)

Balance December 31, 2022	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	1,465,522	–	1,236,487

Net loss	–	–	–	(2,007,046)	(2,007,046)

Balance March 31, 2023	390,687,459	390,687	35,371,266	(37,887,174)	(2,125,221)

Net income	–	–	–	62,640	62,640

Balance June 30, 2023	390,687,459	390,687	35,371,266	(37,595,499)	(2,062,581)

Net income	–	–	–	(667,401)	(667,401)

Balance September 30, 2023	390,687,459	$390,687	$35,371,266	$(38,491,935)	$(2,062,581)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Operating Activities:
Net loss	$(2,164,954)	$(2,611,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts	11,231	18,290
Penalty on redemption of Preferred B shares	–	51,859
Loss on settlement	–	9,975
Stock-based compensation	–	1,465,522
Loss on cryptocurrency transactions	4,600	18,098
Change in fair value of derivative liabilities	1,431,143	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,890	1,166,441
Accounts payable and accrued expenses	68,492	(80,000)
Accrued payroll	653,338	13,305
Net cash provided by (used in) operating activities	22,740	51,683

Investing Activities:
Proceeds from sale of cryptocurrencies	–	31,999
Purchase of cryptocurrencies	(4,600)	–
Net cash provided by (used in) investing activities	(4,600)	31,999

Financing Activities:
Payments on preferred B shares	–	(270,549)
Proceeds from convertible notes payable	–	220,000
Proceeds from related party advances	16,725	16,000
Payments on convertible notes	(30,000)	(41,560)
Net cash provided by (used in) financing activities	(13,275)	(76,109)

Net change in cash	4,865	7,573
Cash - beginning of period	298	70
Cash - end of period	$5,163	$7,643

Supplemental Disclosures:
Interest paid	$–	$40,032
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$–	$57,502
Note payable issued in exchange for cryptocurrency	$–	$50,142
Cryptocurrency used to pay accounts payable	$–	$4,005

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,628,233

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$197,090

The Company had no assets valued using level 1, level 2, or level 3 inputs as of September 30, 2024 or December 31, 2023.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2024, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. The Company is not currently a party to any definitive agreement or understandings with any third parties, and there are no assurances even if the Company’s management locates an opportunity which it believes will be in the best interests of the Company’s shareholders that it will ever consummate such a transaction. Accordingly, investors should not place undue reliance on these efforts. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

As of September 30, 2024, the Company owed the executive officers of the Company $1,314,539 in accrued payroll for services performed. See Note 10 – Subsequent Events.

During the nine months ended September 30, 2024, the executive officers of the Company advanced $16,725 to the Company for working capital needs. During the year ended December 31, 2023, the executive officers of the Company advanced $16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand. As of September 30, 2024 the total amount owed was $32,725.

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

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480. As of September 30, 2024, there are no shares of the Series B preferred shares outstanding.

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of September 30, 2024 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

Stock Options

As of September 30, 2024, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	398,284,669	$0.09
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2024	398,284,669	$0.09

As of September 30, 2024, the Company had 90,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3 years as of September 30, 2024. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2024, the intrinsic value for the options vested and outstanding was $0 and $1,375, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2024	9,530,000	$0.50

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

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of September 30, 2023, no agreement or communication from the vendor has been received confirming the terms of the termination, and therefore the Company has maintained these balances in equipment notes payable on the Company's balance sheet. The balance of the loans as of September 30, 2024 is $1,179,972, which is due on demand as a result of the default. Subsequent to September 30, 2024, the Company received a debt waiver from the vendor in which they agreed to waive the debt completely with no additional amount owed.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the nine months ended September 30, 2024, the Company repaid $30,000 of principal on the note. As of September 30, 2024, the note is in default and the balance on the note is $12,262, with a remaining unamortized discount of $0.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the six-month anniversary, at a rate of 65% average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of September 30, 2024, the note is in default and the balance on the note is $94,439, with a remaining unamortized discount of $0.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of September 30, 2024, the note is in default and the balance on the note is $99,529, with a remaining unamortized discount of $0.

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

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of September 30, 2024, the balance on the note is $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of September 30, 2024, the balance on the note is $57,502. The note is past due.

The investors may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the Promissory Notes, convert all or any part of the outstanding and unpaid amount of the Promissory Notes into fully paid and non-assessable shares of Common Stock. If the Promissory Notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five day VWAP on the six month anniversary, which is lower, subject to a floor conversion price of $0.01 per share. On the 180-day anniversary date the resulting conversion price is equal to $0.01. Furthermore, the Promissory Notes contain a “most favored nation” provision that allows each investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

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

	As of September 30, 2024
	Conversion Option	Warrants

Volatility	325.39%	246.20%
Dividend Yield	0%	0%
Risk-free rate	3.98%	3.66%
Expected term	1 year	2.00-2.4 years
Stock price	$0.01	$0.01
Exercise price	$0.00163-0.01	$0.5
Derivative liability fair value	$1,567,972	$60,261
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of September 30, 2024	164,204,802	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2024:

Fair value as of December 31, 2023	$197,090
Fair value on the date of cash repayments	(232,274)
Change in fair value of derivatives	1,663,417
Fair value as of September 30, 2024	$1,628,233

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives and derivative liabilities settled upon cash repayments, with the Company recognizing a total loss of $1,431,143 during the nine months ended September 30, 2024. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 8 – Cryptocurrency Assets

The Company conducts various business activities using its cryptocurrency assets. The below table represents the cryptocurrency activities during the nine months ended September 30, 2024:

Cryptocurrency at December 31, 2023	$32
Purchases of cryptocurrency	4,600
Loss on cryptocurrency	(4,600)
Cryptocurrency at September 30, 2024	$32

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

NOTE 10 – Subsequent Events

On January 21, 2025, the Company entered into a Master Services Agreement with Cudo Ventures Ltd, a cloud computing company. Under this agreement, the Company will provide Tier 3 data center hosting infrastructure and colocation services to Cudo Ventures supporting 1 MW capacity for a term of 5 years, but can be terminated early by either party if certain conditions are met. the colocation space is designated for SingularityNet’s 1st modular datacenter container from Ecoblox. The Company will also provide optional smart hands engineering support at an hourly rate of $130 per hour, with a 50% premium for evening and weekend services. In consideration of the services the Company shall receive Electricity Fees: Passed through at a variable base cost x PUE + admin charge capped at 5%. The minimum fee increase of 3% is waived for the first 3 years and annual CPI increase is capped at 2% for the first 3 years and 5% for the final 2 years. The monthly rental payable is $75,887.18. An initial payment of $303,548.72 to the Company was made on February 18, 2025. The Company shall initially provide the services through Synthesis Group AB, a company located in Sweden (“SG”) pursuant to an oral agreement. The Company is negotiating a formal agreement with SG. There are no assurances that the Company will complete a transaction with SG.

On February 20, 2025 (the “Effective Date”), in full satisfaction of $769,989 of the Accrued Salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) issued to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock (the “Conversion Shares”) at a conversion price of $0.003 per share (the “Share Conversions”), and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023 which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of the Effective Date. As of the date of filing, the shares owed to each of Mr. Faulkner and Mr. Wajcenberg have not been issued by the Company until the Company increases its authorized shares of common stock as described below.

On February 27, 2025 the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation for the Charter Amendment to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock.  The Charter Amendment will become effective on the date of filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the office of the Secretary of State of the State of Nevada. The Certificate of Amendment shall be filed 20 calendar days after the mailing of an Information Statement to the Company’s non-consenting shareholders.

On March 3, 2025, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series C Preferred Stock (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Series C Preferred Stock, par value $0.001 per share. The Certificate of Designation authorized the Company to issue one share of Series C Preferred Stock. The share was issued to the Company’s Chief Executive Officer.

The Series C Preferred Stock is not convertible, does not have any redemption, preferential dividend or liquidation rights. Holders of Series C Preferred Stock shall only be entitled to vote on the approval of an amendment to the Company’s Articles of Incorporation authorizing an increase in the Company’s authorized capital stock (the “Charter Amendment”) and shall be entitled to a voting power equal to one vote more than the total combined voting power of the Company’s common stock. Any Series C Preferred Stock issued and outstanding on the record date to vote and/or consent to the Charter Amendment shall be automatically surrendered and cancelled for no consideration following the Charter Amendment.

Subsequent to September 30, 2024, the Company received a debt waiver from the vendor of the equipment notes payable in which the vendor agreed to waive the debt completely with no additional amount owed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2024 (the “2024 Quarter”) with those for the three months ended September 30, 2023 (the “2023 Quarter”) and our consolidated results of operations for the nine months ended September 30, 2024 (the “2024 Period”) with those for the nine months ended September 30, 2023 (the “2023 Period”).

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

Business Overview

Since our incorporation, the Company has attempted to become involved in a number of business ventures, all of which, excluding Edgemode Wyoming, were unsuccessful and which have been abandoned. Edgemode Wyoming historically mined Ethereum from late 2020 until September 2022. Although Edgemode Wyoming historically mined Ethereum, due to the change of Ethereum (ETH) from Proof of Work (POW) to Proof of stake (POS), the Company terminated all rental agreements and future purchase orders related to Ethereum mining operations. We now intend to build Tier 3 AI data center infrastructure and lease our data centers to tenants who require custom built high performance computing facilities, subject to financing. However, we require significant financing to commence building these data centers. Since late 2024 we have focused on securing equity and debt capital. We cannot provide any assurances we will receive any capital under a debt facility. Any financing will be used to finance the build of High Performance computing data centers. We have suspended our daily operations subject to receiving additional funding. There are no assurances we will receive adequate financing. Our management has also begun exploring possible opportunities for the Company involving mergers, acquisitions or other business combination transactions in an effort to diversify our business. We are not currently a party to any definitive agreement with any third parties, and there are no assurances that we will ever consummate any merger, acquisition or business combination. Accordingly, investors should not place undue reliance on these efforts.

Although we have been in discussions with potential partners and acquisition targets, we have not entered into any definitive agreements. The evaluation and selection of a business opportunity is a complex and uncertain process. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control.

As stated above, at September 30, 2024, the Company had no sources of revenue and has no specific business plan or purpose without significant financing. Therefore, the Company’s business plan is to also seek an acquisition or merger candidate. As a result, the Company is considered a “blank check” or “shell” company. See the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited consolidated financial statements.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Results of operations

Our operating expenses for the 2024 Quarter was $380,738 compared to $647,078, for the 2023 Quarter, a decrease of 41%. The 2024 Quarter had lower expenses as the Company continues to reduce cost compared to the 2023 Quarter.

Our other expense for the 2024 Quarter was $1,017,534 compared to other expense of $20,323 for the 2023 Quarter. Other expense in the 2024 quarter was comprised of $13,493 in interest expense and $1,279,091 for the loss on the change in fair value of derivative liabilities offset by income of $275,000 on the refund of an equipment deposit. Other expense for the 2023 quarter was comprised of $20,323 in interest expense.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Results of operations

Our operating expenses for the 2024 Period was $1,102,756 compared to $3,006,483, for the 2023 Period, a decrease of 63%. In the 2024 Quarter, the Company incurred stock-based compensation expense of $0 compared to $1,465,522 for the 2023 Quarter. The stock-based compensation for the 2023 Quarter was related to the amendment of options to the officers of the Company and new options issued to a consultant.

Our other expense for the 2024 Period was $1,062,198 compared to other income of $394,676 for the 2023 Period. Other expense in the 2024 quarter was comprised of $56,045 in interest expense and $1,431,143 for the loss on the change in fair value of derivative liabilities offset by income of $425,000 on the refund of an equipment deposit. Other income for the 2023 quarter was comprised of $42,710 in interest expense, $51,859 in prepayment penalties on the preferred B shares, loss on legal settlement of $9,975, offset by income of $500,000 in deposits from equipment refunds.

Liquidity and Capital Resources

As of September 30, 2024, Company had approximately $5,000 of cash on hand. Our liquidity was primarily derived from debt and equity investments from accredited investors and the refund of deposits paid to suppliers in 2022. To commence our Tier 3 data center colocation operations and fund operations for the next 12 months, the Company is seeking to raise $2 million in equity capital. We currently have no available sources of capital and we can provide no assurances that any debt financings will be available in the future. Additionally, the Company is (i) in default under the 1800 Notes in the sum of 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of approximately $206,000, plus accrued interest and default interest as defined under such notes, (ii) in default under two other notes in the aggregate principal amount of approximately $120,000 and (iii) owes a significant amount of money to its executive officers for accrued salary.

If we fail to close on a debt or equity facility or raise sufficient additional funds from other sources, we will be required to abandon our plan of operations.

The Company has terminated agreements for approximately $1.6 million of debt for equipment that the Company was using for mining and returned the equipment to the vendor to settle the outstanding liabilities. The Company is making no further payments against the potential balance. Subsequent to September 30, 2024, the Company received a debt waiver from the vendor in which they agreed to waive the debt completely with no additional amount owed.

See Note 10 – Subsequent Events to the unaudited consolidated financial statements including in this report.

Summary of cash flows

	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$22,740	$51,683
Net cash provided by (used in) investing activities	$(4,600)	$31,999
Net cash provided by (used in) financing activities	$(13,275)	$(76,109)

During the 2024 Quarter and the 2023 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2024 Period, cash provided by operating activities of $22,740 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $2,164,954, change in fair value of derivative liabilities of $1,431,143, increases in accounts payable and accrued expenses of $68,492 and increases in accrued payroll of $653,338.

During the 2023 Period, cash provided by operating activities of $51,683 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $2,611,807 and stock-based compensation of $1,465,522.

Investing Activities

Cash used in investing activities in the 2024 Period of $4,600 resulted from the purchase of cryptocurrency assets.

Cash provided by investing activities in the 2023 Period of $31,999 resulted from the sale of cryptocurrency assets.

Financing Activities

In the 2024 Period, cash used in financing activities of $13,275 consisted of $30,000 for the repayment of convertible notes payable, offset by proceeds from related party advances of $16,725.

In the 2023 Period, cash used in financing activities of $76,109 consisted of the repayment of Series B preferred shares of $270,549 and payments on convertible notes of $41,560, offset by proceeds from convertible notes payable of $220,000.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2024, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  March 12, 2025

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

