Form 10-K
period 2024-12-31
Edgemode, Inc.
filed 2025-05-02
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,345 on June 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,271,953,600 shares of common stock are issued and outstanding as of April 30, 2025.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are discussed in the Risk Factors section of this report and include, without limitation, failure to obtain the necessary financing to execute our business plan on favorable terms or at all, challenges we may face in attracting customers, and our reliance on third-parties to provide the necessary services for the operation of our planned data centers. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the “Risk Factors” section of this report.

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

Overview

Edgemode, Inc. was incorporated under the laws of the State of Nevada in 2011. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to our now-planned strategic transition from cryptocurrency mining to digital infrastructure colocation services and high-performance computing (“HPC”) hosting.

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, Inc., Synthesis Analytics Production Ltd, an England and Wales private limited company (“SAPL”), and Adler Capital Limited, a company registered in Hong Kong, and the sole shareholder of SAPL, (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange” or “Transaction”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, is now designing, building, and operating digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. SAPL is an entity organized in 2022 under the laws of England and Wales. SAPL will change its name to EdgeMode Europe Limited.

The acquisition of SAPL has positioned us to enter the rapidly evolving HPC hosting market in an efficient and effective manner. The acquisition has enabled us to plan to leverage SAPL’s existing infrastructure and expertise to meet the growing demand for data center facilities for third-party customers focused on cloud computing as well as machine learning and artificial intelligence.

The acquisition of SAPL will enable us to become a premier provider and operator of dedicated, purpose-built data center facilities for our third-party customers. We believe that opportunities for growth exist in various applications of our data centers, which is another factor as to why we decided to begin offering digital infrastructure colocation services to third parties engaged in HPC.

Our goal is to utilize the assets we have acquired via the purchase of SAPL for HPC hosting operations which will provide consistent dollar-based revenue and which represent substantially less risk than our historical digital asset self-mining operations. Our intent is to focus our business on development and marketing efforts to build data centers and expand our foundational HPC hosting customer base.

Business Strategy

Our business strategy is to generate revenue and achieve profitability by building large-scale data center infrastructure configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning, and artificial intelligence and maximizing the use of assets acquired in the SAPL acquisition. We intend to strategically develop and to work to make operational the infrastructure necessary to support our contractual commitments to our HPC customers and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the HPC hosting market to expand our business using our knowledge, expertise, and existing and future infrastructure where favorable market opportunities exist.

Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers that we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future. Our business strategy requires immediate funding of approximately $2,000,000 to enable us to commence our new operations and repay debt, as well as additional significant financing to develop and expand our new operations. There are no assurances that we will raise sufficient capital to execute our business plan or satisfy our liabilities. See “Risk Factors.”

Products and Services

High-Performance Computing Hosting

HPC is a technology that uses clusters of powerful processors that work in parallel to process massive data sets and solve complex problems at extremely high speeds. The proliferation of data, as well as data-intensive and AI enabled applications and use cases, is driving demand for the computing power of HPC. Traditionally, HPC has involved an on-premises infrastructure, investing in supercomputers or computer clusters.

Our HPC hosting revenue will be generated by licensing colocation data center space and related services to a licensee at our Marviken data center. These licensing agreements and orders include lease components, non-lease components (such as power delivery, physical security, maintenance and other billable expenses), as well as non-component elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HPC colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations where revenue is primarily based on power usage as well as square footage.

Competition and Market Conditions

The HPC market is highly competitive. In the HPC market, we compete with numerous established data center providers, including Equinix, Inc., Digital Realty Trust, NTT, Switch, Inc., and Core Scientific, Inc., as well as private operators specializing in HPC or colocation services, and digital asset miners looking to convert existing digital mining facilities into HPC colocation facilities. Many of these competitors are better established, have better brand recognition, are well capitalized, and organized to take advantage of certain tax benefits for their investors, lowering their external cost of capital. Many of our competitors seek to establish data centers in the same geographic regions as we do and compete for the same sources of power, equipment, and customers as our Company. Competitors compete on price, facility location, reputation, and perceived skill with respect to performance. We believe that our ability to take advantage of our recently acquired assets to rapidly deliver scalable, purpose-built data centers, combined with cutting-edge, energy-efficient technologies, will enable us to compete favorably within the HPC market.

Dependence on Suppliers and Customers

Our hosting activities will compete with many other hosting operations. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation, and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers, and the availability of necessary equipment. To compete effectively as a hosting provider, we will market our services to large-scale third-party HPC customers that value our ability to host at scale and who are willing to pay a premium-hosting fee for our high up-time and operational expertise.

Suppliers and Development Efforts

Power Providers

Through SAPL, and the agreement dated December 27, 2024, as amended on February 20, 2025, between SAPL and Marviken ONE AB, a company organized in Sweden (“Marviken One”), we have secured a 95MW power purchase agreement (the “Power Purchase Agreement”). We will continue to cultivate relationships with power providers and work to leverage our operating capabilities to take advantage of any potential cost saving opportunities.

Facility Development

Through our acquisition of SAPL, and SAPL’s agreement with Marviken One dated December 27, 2024, we acquired a 10-year lease on a 1,050 square meter (“sqm”) building space and 28 sqm of office space located in Marviken, Sweden (the “Building Lease”). Our initial intent is to use the 1,050 sqm space to build a Tier 3 specification datacenter with a total of 16MW IT load capacity (a 20MW gross) (the “20MW Center”). The estimated cost to complete the 20MW Center is $70 million, which necessitates the need to raise further equity and debt capital to finance the build. Based on our acquisition, we have already secured our first client for an initial 1MW, which we plan to have operational in April 2025, and we are negotiating with another client for use of the remaining 15MW IT capacity.

In addition to the acquisition of the Building Lease, we also obtained a 20,000 sqm plot of land in Marviken, Sweden (the “Marviken Property”), via a property purchase agreement entered into between SAPL and Marviken TWO AB, a company incorporated in Sweden (“Marviken Two”), on December 4, 2024 (the “Property Purchase”). The property is located at Marviken Kraftverk, 610 27 Vikbolandet, Sweden and we plan to build an additional datacenter with 75MW gross capacity (the “75MW Center”). The estimated cost to complete this development is between $400-470 million. The Company will have to raise further equity and debt capital to finance the development and construction, but we anticipate that a significant amount of the cost will be borne by our clients. Regarding both the 20MW Center and the 75MW Center, we will not commence building until the clients are secured.

We have also secured a cooling agreement (the “Cooling Agreement”) via the agreement dated December 27, 2024 between SAPL and Marviken One. Marviken One has water rights which provide access to the Baltic Sea. Through our relationship with Marviken One, we intend to supply power and cooling to the 20MW Center and 75MW Center.

We also assumed a 5% promissory note in the principal amount of $1,750,000 issued by SAPL to Marviken Two on December 4, 2024 (the “Note”), which represents part of the purchase price for the Property Purchase. The Note, together with accrued interest, is due in full on or before December 3, 2027. In the event SAPL raises any capital during 2025, a portion of the proceeds shall be used to pay down the Note. The Note is secured by the Marviken Property. Marviken One and Marviken Two are entities beneficially owned and controlled by Dr. Adler.

Further, from our acquisition of SAPL, we also received cooling systems, tanks, heat exchangers, dielectric fluids, and other necessary data center components. These components will be used to build out our data center infrastructure throughout the spaces we have acquired.

For all facility development, we will rely heavily on the expertise of third parties, focusing on sourcing, evaluating, designing, engineering, and developing the facilities where we will host our customers’ HPC colocation needs.

Revenues

Our HPC hosting operations will generate revenue by providing colocation, cloud, and connectivity services to customers in exchange for a fee. The HPC hosting operation provides colocation, facilities operations, security, and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. Through the acquisition of SAPL we have secured approximately 95MW of contracted power capacity and operational capacity of approximately 68 MW IT Load.

Intellectual Property

We have acquired the intellectual property (“IP”) consisting of trade secrets associated with the SAPL brand, as well as SAPL’s immersion cooling technology and heat exchange technology through an intellectual property and trade secrets agreement originally entered into between SAPL and ACL on August 31, 2024 (the “IP Agreement”). This IP may be used in the future to build and provide services to data center clients, however there is no immediate use planned. There is potential to provide heated water to local utility companies from the residual heat created by our data centers using the heat exchange technology and IP that we are acquiring.

Regulation

The regulatory landscape surrounding HPC services, AI, and cloud computing is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may significantly affect our business and operations in ways that are difficult to predict. In the realm of cloud computing, there are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. As a company whose customers will be operating in this space, we closely monitor these developments and attempt to adhere to any forthcoming regulations or industry best practices.

Environmental

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other foreign governments. In general, efforts are being made by government regulators and others to reduce greenhouse gas emissions, particularly those from coal combustion power plants. Some of these plants may be those our operations rely upon for power. In addition, there are increasing concerns over the quantity of energy, particularly from non-renewable sources, used for bitcoin mining and its effects on the environment.

While the nature or effect on the Company of any environmental regulatory changes by federal, state, local or foreign governments or self-regulatory agencies is impossible to predict, the added cost of any environmental taxes, charges, assessments, or penalties levied on power plants we rely upon could be passed on to us, increasing the cost to run our facilities. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, our business, capital expenditures, results of operations, financial condition, and competitive position could be materially adversely impacted.

Human Capital/Employees

As of April 7, 2025, we had 2 full-time employees, including 2 of our executive officers, and 1 part time employee including one of our executive officers. We also intend to engage consultants and contractors to supplement our permanent workforce on an as needed basis. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Corporate Information

Our principal executive offices and telephone number are listed on the cover page of this report and our website address is www.Edgemode.io. We have not incorporated by reference into this report the information that can be accessed through our website and you should not consider such information to be part of this report.

Item 1A.	Risk Factors.

Not applicable to small reporting companies. However, our principal risk factors are described under “Management’s Discussions and Analysis of Financial Condition and Results of Operations.”

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

During 2024 we were a “blank check” company with no business operations and our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we did not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. Our management will use its best efforts to adopt a cybersecurity risk management program and formal processes for assessing cybersecurity risk as we develop our HPC operations.

Item 2.	Properties.

We maintain our corporate offices at 110 East Broward Blvd, Fort Lauderdale, Florida. We lease these premises under a monthly rental agreement at a nominal cost. On the Closing date we have also acquired a lease on 1,050 sqm of building space and 28 sqm of office space in Marviken, Sweden at a cost of approximately $30,000 per month. The lease expires December 31, 2034. We have also obtained a 20,000 sqm Freehold plot of land located at Marviken Kraftverk, 610 27 Vikbolandet, Sweden. at a cost of approximately $1,750,000 USD

Item 3.	Legal Proceedings.

See “Note 11. Commitments and Contingencies” to the Financial Statements included in this report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is quoted on the OTC Pink Markets under the symbol “EDGM”. As of April 30, 2025, the last reported sale price of our common stock as reported by the OTC Markets was $0.0035 per share. Any over the counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of April 30, 2025, there were approximately 200 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividends

The Company has not paid dividends on its common stock to date and does not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon the terms of agreements restricting our ability to pay dividends, revenues and earnings, if any, capital requirements and general financial condition and the discretion of the Company’s Board of Directors. It is the present intention of the Company’s Board of Directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K.

Overview

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, is now designing, building, and operating digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. The acquisition of SAPL has positioned us to enter the rapidly evolving HPC hosting market in an efficient and effective manner. The acquisition has enabled us to plan to leverage SAPL’s existing infrastructure and expertise to meet the growing demand for data center facilities for third-party customers focused on cloud computing as well as machine learning and artificial intelligence.

The acquisition of SAPL will enable us to become a premier provider and operator of dedicated, purpose-built data center facilities for our third-party customers. We believe that opportunities for growth exist in various applications of our data centers, which is another factor as to why we have decided to begin offering digital infrastructure colocation services to third parties engaged in HPC.

Our goal is to utilize the assets we have acquired via the purchase of SAPL for HPC hosting operations which will provide consistent dollar-based revenue and which represent substantially less risk than our historical digital asset self-mining operations. Our intent is to focus our business on development and marketing efforts to build data centers and expand our foundational HPC hosting customer base.

We are currently engaged with one customer, Cudo Ventures Ltd (“Cudo”) who will initially account for 100% of our HPC Hosting segment revenue. Our success in the HPC Hosting segment is highly dependent on the success of our master services agreement with Cudo Ventures and the fulfillment by it of its obligations under the master services agreement.

12 Months Ended December 31, 2024 (“2024 Period”) Compared to the 12 Months Ended December 31, 2023 (“2023 Period”).

Results of operations

Our operating expenses for the 2024 Period were $1,408,528 compared to $3,362,714, for the 2023 Period. In the 2024 Period, the Company incurred stock-based compensation expense of $0 compared to $1,465,522 for the 2023 Period. The stock-based compensation for the 2023 Period was related to the amendment of options to the officers of the Company and new options issued to a consultant.

Our other expense for the 2024 Period was $181,531 compared to other income of $347,933 for the 2023 Period. Other expense in the 2024 period was comprised of $56,488 in interest expense and $1,795,664 for the loss on the change in fair value of derivative liabilities offset by income of $425,000 on the refund of an equipment deposit and settlement of outstanding liabilities of $1,245,621. Other income for the 2023 period was comprised of $346,162 in interest expense, $51,859 in prepayment penalties on the preferred B shares, loss on legal settlement of $9,975 and $780 in other expenses, offset by income of $700,000 in deposits from equipment refunds, a gain of $50,000 on the settlement of liabilities and $6,709 for the gain on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of April 30, 2025, the Company had approximately $100,000 of cash on hand. We did not receive any funding or financing during the 2024 Period. Our liquidity was historically primarily derived from debt and equity investments from accredited investors and also from selling the crypto that we mined through September 2022. Subsequent to the period covered by this report, in February 2025, we received an initial payment of approximately $303,000 for colocation services to be provide by the Company. In addition, in April 2025 we sold 38,510,911 shares of restricted common stock to an accredited investor in consideration of $300,000. On April 7, 2025, we executed the Share Exchange with SAPL and we are seeking to raise at least $2,000,000 to commence our HPC Hosting operations and generate revenue. We require significant funding to develop our HPC operations. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely and we are unable to quantify at this time the expected increases in operating expenses in future periods.

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

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matured on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% of the average of the three lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined.

As of December 31, 2024, the principal balance on the April 11, 2023 notes is $106,701. The notes are in default.

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received net proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2024, the balance on the note was $60,000 and the note was past due. On April 14, 2025, the note and accrued interest were converted in full into 31,500,000 shares of common stock.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2024, the balance on the note was $57,502 and the Note was past due. On April 14, 2025, the note and accrued interest were converted in full into 30,188,550 shares of common stock.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2024, the balance on the note is $99,529. The note is in default.

On October 20, 2023 the Company received notice from 1800 Diagonal Lending LLC, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $257,151, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes are convertible into common stock.

Summary of cash flows

	December 31, 2024	December 31, 2023
Net cash provided by (used in) operating activities	$17,680	$42,237
Net cash provided by (used in) investing activities	$(4,600)	$34,100
Net cash provided by (used in) financing activities	$(13,275)	$(76,109)

Critical accounting policies

See Note 2 to the December 31, 2024 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

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

Risk Factors

Summary Risk Factors

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this filing before deciding whether to purchase our securities. Our business, financial condition, and results of operations could be materially adversely affected by these risks if any of them actually occur. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report.

Risks Relating to Our Business Operations

•	We require significant working capital to develop our new business and satisfy our debts.
•	Our business depends upon the demand for data centers.
•	Our new focus on HPC hosting may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning, and artificial intelligence (“AI”) and continuing need for the infrastructure and services we provide.
•	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
•	We have limited resources which may affect our abilities to develop our SAPL operations.
•	At the outset, our HPC business will be highly dependent on a single customer.
•	Any failure of our physical or information technology (“IT”) or operational technology infrastructure or services could lead to significant costs and disruptions.
•	Our third-party providers and we are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.
•	We will depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
•	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.
•	We will depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
•	Our success is dependent on the ability of our management team and our ability to attract, develop, motivate and retain other well-qualified employees, which may be more difficult, costly or time-consuming than expected.
•	The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.

Risks Related to Our Limited Operating History and Transition

•	Our new services and any changes to services in the future could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.
•	We operate in a rapidly developing industry and have an evolving business model with no history of generating revenue from our colocation services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition, and results of operations.

Risks of Regulatory Laws, Regulatory Frameworks, and Legal Action

•	Regulatory developments surrounding HPC may negatively impact our efforts to expand into HPC hosting.
•	Any potential use of emerging technologies like AI, machine learning, and generative AI could lead to unintended consequences and result in reputational harm and litigation.
•	We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
•	Changing environmental regulation and public energy policy may expose our business to new risks.

Risks Related to Ownership of Our Common Stock

•	We are a former shell company.
•	The issuance of shares upon exercise of our outstanding options or warrants or the conversion of outstanding promissory notes may cause immediate and substantial dilution to our existing shareholders.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition, or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business and Operations

We require significant capital to fund our operations and we may have difficulty raising capital, which could deprive us of necessary revenues.

SAPL has not generated any revenues to date and, subject to the availability of sufficient capital, does not expect to generate revenues until mid-2025 or later. We also require funding or revenues to satisfy outstanding debt. We require funding of approximately $70,000,000 to develop our operations. In order to support our initiatives, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships, or other arrangements with well-capitalized companies. Our ability to raise additional financing depends on many factors beyond our control, including the current volatility in the capital markets, risks associated with investing in a pre-revenue company with no assurances our products can be commercialized, the lack of a public market for our common stock, and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may never be able to effectively monetize our SAPL assets and/or we may default on the SAPL note. In that event, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

Our business depends upon the demand for data centers.

We are venturing into the business of owning, acquiring, developing, and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending, reduced demand for HPC hosting applications, such as cloud computing, machine learning, and AI, and overall reduced demand for data center space. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide.

In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our new focus on HPC hosting may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning and AI, and the continuing need for the infrastructure and services we provide.

If our target customer markets, which are new and still developing, do not grow or develop as expected or in a manner consistent with our current business model, our business, financial condition, and results of operation would be adversely affected. Further, increases in power costs could negatively impact our hosting customers’ demand for services, harm our growth prospects, and could have a material adverse effect on our business, financial condition, and results of operations.

Our success also depends in large part on our ability to attract additional customers and retain our existing customer for our HPC hosting capabilities in a profitable manner, which we may not be able to do if:

•	high energy costs, supply chain disruptions (including labor availability), government regulation, and compliance costs increase HPC hosting service costs, reduce potential demand for services and reduce revenue and profitability;
•	we fail to provide competitive hosting terms or effectively market them to potential customers;
•	we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations, and connectivity;
•	businesses decide to host internally as an alternative to the use of our services;
•	we fail to successfully communicate the benefits of our services to potential customers;
•	we are unable to strengthen awareness of our brand; or
•	we are unable to provide services that our existing and potential customers desire.

We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.

We will compete with numerous data center providers globally, many of whom own or operate properties similar to ours, as well as private operators specializing in HPC hosting or colocation services, and digital asset miners seeking to convert existing mining facilities into HPC colocation facilities. In addition, we may in the future face competition from new entrants into the data center market, including new entrants who may acquire our current competitors. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing, and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.

If our competitors offer space that our customers or potential customers perceive to be superior to ours based on factors such as available power, security, location, or connectivity, or if they offer rental rates below current market rates, or below the rental rates we are offering, we may lose customers or potential customers or be required to incur costs to improve our data centers or reduce our rental rates. In addition, many of our competitors have developed and continue to develop additional data center space. If the supply of data center space continues to increase as a result of these activities or otherwise, rental rates may be reduced or we may face delays in leasing or be unable to lease our vacant space, including space that we develop. Further, if customers or potential customers desire services that we do not offer, we may not be able to lease our space to those customers. Our financial condition, results of operations, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

We have limited resources which may affect our abilities to develop our SAPL operations.

With the limited resources we have available, we may experience difficulties in developing our SAPL operations, including, but not limited to, our colocation data center, services, and colocation to commence generating revenues and compete in the HPC hosting industry. Competition from existing and future competitors, particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience, and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to develop, expand, and remain competitive, our business could be negatively affected, which would have an adverse effect on the trading price of our ordinary shares, which would harm our investors.

We have no operating history, require significant capital to develop our business, expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we seek to develop and increase the efficiency of our operations and find new colocation customers.

At the outset, our HPC business will be highly dependent on a single customer.

One customer, Cudo Ventures Ltd (“Cudo Ventures”), will initially account for 100% of our HPC Hosting segment revenue. Our success in the HPC Hosting segment is highly dependent on the success of our master services agreement with Cudo Ventures and the fulfillment by it of its obligations under the master services agreement. Any failure to meet Cudo Ventures’ expectations, including, but not limited to, failure to fulfill our contractual obligations, could result in cancellation or non-renewal of our business relationship, or harm to our business relationship that could impact our future growth and which could have a material adverse effect on our business, financial condition, and results of operations.

Any failure of our physical or IT or operational technology infrastructure or services could lead to significant costs and disruptions.

Our business will depend on providing customers with highly reliable services, including, but not limited to, power supply, physical security, cybersecurity, maintenance of environmental conditions, and other mission-critical infrastructure services. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage, and vandalism.

Our customer agreements will include terms requiring us to meet certain service level commitments. A failure to meet these or other commitments or equipment damage in our data centers could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures, or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data, and results.

We will rely on computer systems, hardware, software, online sites and networks, as well as physical, digital, and operational technology infrastructure to support our internal and external operations (collectively, “Information Systems”). We will own, operate, and manage complex, global Information Systems and also rely on third-party providers for a range of Information Systems and other products and services, such as cloud computing. As a result, we face evolving risks that threaten the confidentiality, integrity, and availability of Information Systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business.

Unauthorized access to our or our customers’ physical assets or Information Systems, misappropriation of our or our customers’ sensitive or proprietary information, or disruptions to our or our customers’ operations as a result of attacks, breaches or disruptions to our, or any providers’ or our customers’, Information Systems or controls could lead to material breaches of legal and regulatory (e.g., privacy laws such as GDPR) or contractual obligations, and/or other operational and business impacts. The foregoing could expose us to material lawsuits, regulatory actions, penalties or fines, monetary damages, loss of existing or potential customers, harm to our reputation, and significant increases in our security and insurance costs, and other adverse effects on our business and results.

Our contracts with our current or future customers could subject us to significant liability.

In the ordinary course of business, we will enter into agreements with our customers pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors, or from third-party claims. Customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. Further, liabilities and standards for damages and enforcement actions, including the regulatory framework applicable to different types of losses, vary by jurisdiction, and we may be subject to greater liability for certain losses in certain jurisdictions.

In the future, we may also develop space specifically for HPC data center customers pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate their agreements, and we would be required to find a new customer for this space. In addition, in certain circumstances we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations, and cash flow could be materially adversely affected.

We may depend on significant customers for our HPC data centers.

Many factors, including global economic conditions, may cause our current and future HPC data center customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent, or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

Customers may increase their power footprint in our data centers over time and the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems will be difficult and expensive to upgrade, especially as we plan to design our data centers to the specifications of new and evolving technologies, such as AI, which are more power-intensive. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability, or additional costs could adversely affect our business, financial condition, and results of operations.

We will depend upon third-party suppliers for power, and we may be vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We will rely on third parties to provide power to our data centers and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We will also be reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation, and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as natural gas, coal, or nuclear. In addition, the price of these fuels and the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our planned data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

The costs of building out, leasing, and maintaining our facilities will constitute a significant portion of our capital and operating expenses. In order to develop, manage potential growth, and ensure adequate capacity for any new and existing HPC hosting customers while minimizing unnecessary excess capacity costs, we will continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’s capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition, and results of operations.

We will depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. Although our customers generally will be responsible for providing their own network connectivity, we will still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that decides to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or eventually terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own development and operating results.

Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract or retain customers, which could have an adverse effect on our business, financial condition, and results of operations.

Many of our costs, such as operating, general and administrative expenses, interest expenses, and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

The consumer price index has increased substantially year over year. Federal policies and recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, inflation and increases in the consumer price index. A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs, maintenance, utilities, security, and insurance. With regard to utilities expenses, which we anticipate to be our largest expense category, the vast majority of the expense will be passed directly through to our customers which significantly mitigates our exposure to increases in power costs.  For our other operating expenses, we expect to recover some increases from our customers through our planned lease structures, annual rent escalations, or from the resetting of rents from our renewal and re-leasing activities. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that the impact of inflation will be adequately offset by some of our annual rent escalations contained in our leases, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of higher operating expenses resulting from inflationary pressure. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our customer contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Our general and administrative expenses consist primarily of compensation costs and professional service fees. Rising inflation rates may require us to provide compensation increases beyond historical annual increases, which may unexpectedly or significantly increase our compensation costs. Similarly, professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction equipment, materials, labor, and services from third-party contractors and suppliers. We will rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. Certain increases in the costs of construction equipment and materials can often be managed in development projects through either general budget contingencies built into overall construction cost estimates for projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development projects, which may adversely impact our returns on our investments. As a result, our business, financial condition, results of operations, cash flows, liquidity, ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders could be adversely affected over time.

Our business and operations, customers, suppliers, and business partners may be adversely affected by epidemics, pandemics, or other outbreaks.

Epidemics, pandemics, other outbreaks of an illness, disease, or virus that affect countries or regions in which we or our customers, suppliers, or business partners operate, and actions taken to contain or prevent their further spread, may have a material and adverse impact on general commercial activity and on our financial condition, results of operations, liquidity, and creditworthiness. Epidemics, pandemics, other outbreaks of an illness, disease, or virus could result in significant governmental measures being implemented to control the spread of such illness, disease, or virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of states of emergency, business shutdowns, prioritization and allocation of resources, and restrictions on the movement of our employees and those of our customers, suppliers and business partners on which we rely, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. Risks related to epidemics, pandemics, other outbreaks of an illness, disease, or virus could also lead to the complete or partial closure of one or more of our offices or properties or our customers’, suppliers’ or business partners’ businesses, or otherwise result in significant disruptions to our business and operations or theirs. Such events could materially and adversely impact our operations and the rental revenue we generate from our agreements with our customers or could result in defaults by our customers.

We cannot predict the full extent of the impact that epidemics, pandemics, and other global events will have on our customers, suppliers, and other business partners; however, any material effect on these parties could adversely impact us, our future financial condition, results of operations, and cash flows. The full extent to which epidemics, pandemics, and the various responses to such events impact our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of such event; governmental, business, and individuals’ actions that have been and continue to be taken in response to such event; the availability of and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; the impact on our development projects; and disruptions or restrictions on our employees’ ability to work and travel.

We face additional risks in expanding our business, including the significant amount of capital required.

Expanding our business will require significant capital. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our business substantially in advance of such newly developed data centers generating revenue.

The costs of constructing, developing, operating, and maintaining our HPC operations are substantial. Our HPC hosting operations may be impacted by costs and expenses beyond our control or require capital investment that neither we nor our customers are able to bear, reducing our revenue and profitability. Moreover, in order to grow our hosting business, we may need additional facilities to increase our capacity for more customers. The costs of constructing, developing, operating, and maintaining hosting facilities and growing our hosting operations may not be profitable or possible as construction costs are rising which reflect the increase in cost of labor and raw materials, as well as supply chain and logistical challenges. Unexpected disruptions to our supply chain, continued inflationary pressures, high interest rates, tariffs, delays in construction, limited financing availability, constrained supplies of new power, or changes in customer requirements could significantly affect the cost or timing of our planned expansion projects, have consequences under our project financing and partnership agreements, and interfere with our ability to meet commitments to customers who have contracted for space in new data centers under construction.

All construction-related data center projects will require us to carefully select, manage, and rely on the experience of one or more design firms, general contractors, and associated subcontractors during the design and construction process, and to obtain critical government permits and authorizations. Should a design firm, general contractor, significant subcontractor, or key supplier experience financial or operational problems during the design or construction process or fail to perform properly, or should we be unable to obtain or experience delays in obtaining, all necessary zoning, land-use, building, occupancy, and other governmental permits and authorizations, we could experience significant delays, increased costs to complete the project, penalties under customer preleases, and other negative impacts to the expected return on our committed capital. Further, there can be no assurance we will have sufficient customer demand to support the data centers we may acquire or build.

We may not be able to adapt to changing technologies and customer requirements, and our data center infrastructure may become obsolete.

The technology industry generally and specific industries in which certain of our customers may operate are characterized by rapidly changing technology, customer requirements, and industry standards. New systems to deliver power to or eliminate heat in data centers or the development of new server technology that does not require the levels of critical load and heat removal that our facilities may be designed to provide and could be run less expensively on a different platform could make our data center infrastructure obsolete. Our power and cooling systems may be difficult and expensive to upgrade, and we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs. If we are unable to pass these costs on to our customers it could adversely impact our business, financial condition, and results of operations. In addition, the infrastructure that will connect our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability, and connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to develop, sustain, and grow our business.

Further, our inability to adapt to changing customer requirements may make our data centers obsolete or unmarketable to such customers. Some of our customers may operate at significant scale across numerous data center facilities and have designed cloud and computing networks with redundancies and fail-over capabilities across these facilities, which enhances the resiliency of their networks and applications. As a result, these potential customers may realize cost benefits by locating their data center operations in facilities with less electrical or mechanical infrastructure redundancy than is found in our data center facilities. Additionally, some HPC data center customers have begun to operate their data centers using a wider range of humidity levels and at temperatures that are higher than servers customarily have operated at in the past, all of which may result in energy cost savings for these third parties. We may not be able to operate under these environmental conditions, particularly in multi-tenant facilities with other customers who are not willing to operate under these conditions, and our data centers could be at a competitive disadvantage to facilities that satisfy such requirements. If we are unable to modify or build accordingly, these or other changes in customer requirements could have a material adverse effect on our business, results of operations, and financial condition.

Further, due to regulations that apply to our potential customers as well as industry standards, such as ISO and SOC certifications which customers may deem desirable, they may seek specific requirements and certifications from their data centers that we are unable to provide. If new or different regulations or standards are adopted or such extra requirements are demanded by our customers, we could lose some customers in the future or be unable to attract new customers in certain industries, which could materially and adversely affect our operations.

Our success is dependent on the ability of our management team and our ability to attract, develop, motivate, and retain other well-qualified employees, which may be more difficult, costly, or time-consuming than expected.

Our success depends largely on the development and execution of our business strategy by our senior management team. We cannot assure you that our management will work well together, work well with our other existing employees, or successfully execute our business strategy in the near-term or at all, which could have a material adverse effect on our business, financial condition, and results of operations.

Our future success also depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled management and other employees. It is difficult to locate experienced executives in our industry. Further, competition for facility design, construction management, operations, data processing, engineering, IT, risk management, sales and marketing, and other highly skilled personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure at this stage in our development. We may be unable to attract and retain our senior executives and other key personnel, which could have a material adverse effect on our business, financial condition, and results of operations.

The development and advancement in the efficiency of AI models presents risks and challenges that may adversely affect our business and operating results.

The introduction of, and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities. New advancements in AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.

We are subject to risks associated with our need for significant electrical power.

Our operations will require significant amounts of electrical power and we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to obtain, and then continue to obtain, sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Risks Related to Our Limited Operating History and Transition

Our new services and changes to services in the future could fail to attract or retain users, generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our customer base and to increase our revenue will depend heavily on our ability to continue to evolve our services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments and our business may be adversely affected.

We operate in a rapidly developing industry and have an evolving business model with no history of generating revenue from our colocation services. In addition, our evolving business model increases the complexity of our business, which makes it difficult to evaluate our future business prospects and could have a material adverse effect on our business, financial condition, and results of operations.

Our business model has evolved in the past and continues to do so. After originally being founded in order to engage in the business of verifying and confirming transactions on a blockchain (also known as transaction processing, or “mining”), we have transitioned to provide colocation services to other HPC customers. We have not yet generated revenue from providing HPC services, and we do not know whether our change in business model will be successful. The evolution of and modifications to our business strategy will continue to increase the complexity of our business and have placed significant strain on our management, personnel, operations, systems, technical performance, and financial resources. Future additions to, or modifications of, our business strategy are likely to have similar effects. Further, any new services that we offer in the future that are not favorably received by the market could damage our reputation or our brand. We may not ever generate sufficient revenues or achieve profitably in the future or have adequate working capital to meet our obligations.

We cannot be certain that our current business strategy or any new or revised business strategies will be successful or that we will successfully address the risks we face. In the event that we do not effectively evaluate future business prospects, successfully implement new strategies, or adapt to our evolving industry, it will have a material adverse effect on our business, financial condition, and results of operations.

Risks of Regulatory Laws, Regulatory Frameworks, and Legal Action

Regulatory developments surrounding HPC may negatively impact our efforts to expand into HPC hosting.

The regulatory landscape surrounding HPC and AI is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict.

There are growing concerns about the ethical implications and potential misuse of the growing AI technologies and the AI landscape is facing challenges and uncertainties. The development of more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. We expect that regulatory efforts in this area will continue to evolve and potentially affect our business.

Any potential use of emerging technologies like AI, machine learning, and generative AI could lead to unintended consequences and result in reputational harm and litigation.

We continue to evaluate emerging technologies like AI, machine learning, and generative AI for incorporation into our business. State and federal regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop by incorporating such technologies and could subject us to reputational harm, regulatory action, or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses, and we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. Adverse outcomes in such proceedings or claims could result in significant liabilities, monetary damages, fines, or injunctive relief, which may materially affect our financial condition, results of operations, or cash flows. Additionally, the uncertainty surrounding litigation and the potential for adverse publicity related to such matters could harm our reputation and brand image, affecting customer confidence and investor perception.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our HPC data center operations will require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any HPC data center facility we establish can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Risks Related to Operating in Sweden and Europe

Our operations in Sweden, Europe, and internationally as a whole could expose us to substantial business, regulatory, political, financial, and economic risks.

As our currently planned data center and operations will be located in Europe, specifically Sweden, we may be exposed to substantial risks associated with doing business in Europe, such as risks associated with taxation, inflation, AI legislation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, public health crises, and the outbreak of hostilities or war. Our ability to operate in Sweden and Europe may be adversely affected by changes in, or our failure to comply with, foreign laws and regulations. Recent U.S. trade policies and tariffs have created uncertainties affecting business operations in the U.K., EU, and a number of other countries, which could increase volatility in exchange rates, market instability, costs, and other risks.

We may be susceptible to prolonged periods of inflationary pressure, including the risk of energy shortages and elevated electricity and energy prices throughout Europe.

In 2022, amid the war between Russia and Ukraine, the European energy crisis escalated as the costs of electricity and gas increased, along with fueling supply uncertainties, and the risk of an energy shortage across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the European Union (“EU”) to help manage security of supply and establish new sources of gas. Our business will be heavily exposed to both gas and electricity prices used to power our data centers and operating equipment. Consequently, the rising energy costs may negatively affect our profitability and reduce our competitive position compared to competitors operating outside Europe where the energy crisis has been less pronounced.

Existing and new laws, rules, regulations, and orders may impose additional security requirements on our operations.

Existing and new laws, rules, regulations, and orders relating to the security of our networks and data processing may cause us to incur additional compliance costs or limit our ability to provide certain services in some locations. For example, we may incur additional costs relating to new cybersecurity requirements in the EU pursuant to the E.U. Network Information Security 2 Directive (“NIS2”), which has defined some data center providers as “essential” given their role in the European economy. The increase in incidents, such as ransomware attacks, data breaches, and denial-of-service (“DoS”) attacks, perpetrated against data center providers has led to enhanced audit and inspection measures with which we may have to comply in the future. As a result, we may have to expend significant resources ensuring that our security management frameworks and cybersecurity meet the requisite standards.

Fluctuations in currency exchange rates could negatively affect our earnings.

As our business operations are located outside of the United States, specifically in Sweden and throughout Europe, we anticipate that our business will be conducted in currencies other than the U.S. dollar. Any fluctuation in the value of the Swedish krona (“SEK”), or other European currencies relative to the U.S. dollar, could impact the financial result when converting foreign revenue, expenses, and profits into U.S. dollars. Although we will closely monitor potential exposures as a result of these fluctuations in currencies and, where cost-justified, we may adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations, and cash flows.

Risks Related to Ownership of Our Common Stock

As of the year ended December 31, 2024, we were a shell company and as such shareholders cannot rely on the provisions of Rule 144 for the resale of their shares until certain conditions are met.

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

The issuance of shares upon exercise of our outstanding options or warrants or the conversion of outstanding promissory notes may cause immediate and substantial dilution to our existing shareholders.

As of April 30, 2025 we have options and warrants that if exercised would result in the issuance of an additional 1,436,587,202 shares of our common stock, and our outstanding convertible notes are presently convertible into approximately 177,215,415 shares of common stock. The issuance of shares upon exercise of warrants and options and/or the conversion of convertible notes will result in dilution to the interests of other shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2024 and 2023
F-4	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
F-5	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023
F-6	Consolidated Statements of Cash Flows for years ended December 31, 2024 and 2023
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Edgemode, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edgemode, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2024 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Woodlands, TX

May 2, 2025

Edgemode, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$103	$298
Prepaid expenses and other current assets	1,368	20,258

Total current assets	1,471	20,556

Intangible assets - cryptocurrencies	32	32

Total assets	$1,503	$20,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$724,217	$721,780
Accrued payroll	1,616,090	661,201
Equipment notes payable	–	1,179,972
Notes payable	35,000	35,000
Notes payable – related parties	32,725	16,000
Convertible notes payable	323,732	342,501
Derivative liabilities	1,992,754	197,090

Total current liabilities	4,724,518	3,153,544

Total liabilities	4,724,518	3,153,544

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized; zero issued and outstanding December 31, 2024 and 2023	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized; 390,687,459 and 390,687,459 shares issued and outstanding, December 31, 2024 and 2023, respectively	390,687	390,687
Additional paid-in capital	35,371,266	35,371,266
Accumulated deficit	(40,484,968)	(38,894,909)
Stockholders' deficit	(4,723,015)	(3,132,956)

Total liabilities and stockholders' deficit	$1,503	$20,588

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2024	December 31, 2023

Revenue	$–	$–
Cost of revenue	–	–
Gross margin	–	–

Operating expenses:
General and administrative expenses	1,403,929	3,352,607
Loss on cryptocurrencies	4,599	10,107
Total operating expenses	1,408,528	3,362,714

Loss from operations	(1,408,528)	(3,362,714)

Other income (expense):
Interest expense	(56,488)	(346,162)
Penalty on prepayment of Preferred B shares	–	(51,859)
Refund of equipment deposit	425,000	700,000
Change in fair value of derivatives	(1,795,664)	6,709
Loss on settlement	–	(9,975)
Gain on settlement of liabilities	1,245,621	50,000
Other expense	–	(780)
Total other income (expense), net	(181,531)	347,933

Loss before provision for income taxes	(1,590,059)	(3,014,781)

Provision for income taxes	–	–

Net loss	$(1,590,059)	$(3,014,781)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	390,687,459	390,626,500

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2024 and 2023

	Mezzanine Equity						Total
		Preferred		Common	Additional		Stockholders’
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2022	–	$–	390,437,459	$390,437	$33,896,019	$(35,880,128)	$(1,593,672)

Common shares issued for settlement of claims	–	–	250,000	250	9,725	–	9,975

Stock-based compensation	–	–	–	–	1,465,522	–	1,465,522

Net loss	–	–	–	–	–	(3,014,781)	(3,014,781)

Balance December 31, 2023	–	$–	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)

Net loss	–	–	–	–	–	(1,590,059)	(1,590,059)

Balance December 31, 2023 (Restated)	–	$–	390,687,459	$390,687	$35,371,266	$(40,484,968)	$(4,723,015)

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2024	December 31, 2023

Operating Activities:
Net loss	$(1,590,059)	$(3,014,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	11,231	25,215
Interest expense on principal default	–	88,618
Interest expense charge for day one derivative loss	–	203,799
Prepayment on penalty of Preferred B shares	–	51,859
Change in fair value of derivative liabilities	1,795,664	(6,709)
Stock-based compensation	–	1,465,522
Loss on cryptocurrency transactions	4,599	10,107
Loss on settlement	–	9,975
Gain on settlement of liabilities	(1,245,621)	(50,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,890	1,166,441
Accounts payable and accrued expenses	68,087	(93,739)
Accrued payroll	954,889	185,930
Net cash provided by operating activities	17,680	42,237

Investing Activities:
Proceeds from sale of cryptocurrencies	–	34,100
Purchase of cryptocurrencies	(4,600)	–
Net cash provided by (used in) investing activities	(4,600)	34,100

Financing Activities:
Proceeds from notes payable	–	220,000
Proceeds from related party advances	16,725	16,000
Payments of convertible notes	(30,000)	(41,560)
Payments on notes payable	–	(270,549)
Net cash used in financing activities	(13,275)	(76,109)

Net change in cash	(195)	228
Cash - beginning of period	298	70
Cash - end of period	$103	$298

Supplemental Disclosures:
Interest paid	$–	$4,388
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Convertible notes issued in exchange for cryptocurrency	$–	$57,502
Note payable issued in exchange for cryptocurrency	$–	$50,142
Repayment of note payable using cryptocurrency	$–	$50,142
Cryptocurrency used to pay accrued salaries	$–	$11,888
Cryptocurrency used to pay accounts payable	$–	$4,005

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Edgemode, Inc. (“we”, “our”, the “Company”) was incorporated in Nevada on January 21, 2011. Since its incorporation, the Company has attempted to become involved in a number of prior business ventures, all of which were unsuccessful and which it has abandoned. After the merger described below, the Company became a cryptocurrency mining company and is currently in the process of purchasing cryptocurrency mining equipment to restart its mining operations. See Note 12: Subsequent Events.

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

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,992,754

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$197,090

The Company had no assets valued using level 1, level 2, or level 3 inputs as of December 31, 2024 and 2023.

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. Under current GAAP, crypto assets held by the Company are accounted for as indefinite-lived intangible assets. Those assets are tested for impairment annually and more frequently if events or circumstances indicate that it is more likely than not that an asset is impaired. If the carrying amount of the asset exceeds its fair value, an entity is required to recognize an impairment loss and reduce the carrying amount of the asset to its fair value. See further discussion under Recent Accounting Pronouncements.

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

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering as of December 31, 2023. Deferred offering costs will be deferred until the completion of the private offering, at which time they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. Due to the delays in the financing, during the year ended December 31, 2023, $264,706 of deferred offering costs were expensed, which included in general and administrative expenses in the accompanying statement of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company has implemented this ASU during the year ended December 31, 2024, and determined no retrospective changes were necessary.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2024 the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 4. Related Party Transactions

During the year ended December 31, 2023, the Company and Mr. Isaacs, the former CEO of the Company, entered into a settlement and release agreement whereby Mr. Isaacs agreed to a reduction in the compensation to a total of $55,000, subject to the Company making payments on or before May 14, 2023 and June 14, 2023. During the year ended, December 31, 2023, the Company made total payments in the aggregate of $65,000 in accordance with the terms of the settlement agreement. No additional amounts are owed to Mr. Isaacs as of December 31, 2024.

On January 25, 2023, the Company amended the 65,920,895 stock option grants dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share.

On March 3, 2023, the Company amended 153,239,206 stock option grants dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market.

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

As of December 31, 2024 and 2023 the Company owed the executive officers of the Company $1,616,090 and $661,201 in accrued payroll for services performed, respectively.

During the year ended December 31, 2024 and 2023, the executive officers of the Company advanced $16,725 and $16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

Note 5. Equity

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

During the year ended December 31, 2022, the Company entered into purchase agreements for the sale of 212,500 shares of Series B Convertible Preferred Stock with 1800 Diagonal Lending, LLC,.

On January 25, 2023, the Company redeemed the Preferred B shares and paid to the holder a total of $270,549 which included the stated value of $212,500, $6,190 in accrued dividends and the early redemption premium of $51,859.

As of December 31, 2024, there are no shares of the Series B preferred shares outstanding.

Common shares

The Company has authorized 950,000,000 shares of common stock, par value of $0.001, and as of December 31, 2024 has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

On September 19, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) providing aggregate gross proceeds to the Company of up to $15,000,000 (the “Maximum”). The Purchase Agreement expired on December 31, 2023.

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

As of December 31, 2023, no shares were sold or issued to Alumni Capital pursuant to the Purchase Agreement other than the 2,521,008 Commitment Shares. The Commitment shares were valued $0.105 per share for total value of $264,706 which were recorded as deferred offering costs and expensed due to the delays in the financing.

On March 30, 2023, the Company entered into a settlement agreement with a previous note holder for settlement of outstanding claims of a note payable that had been paid in full previously. Per the terms of the settlement agreement, the Company issued 250,000 shares of common stock, and as a result the Company recorded a loss on settlement of $9,975.

Stock Options

During the year ended December 31, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years (the “Stock Options”). The Stock Options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. The Company used the black-scholes option pricing model to value the options and determined a fair value of $4,814,035. As of December 31, 2024, the Company had not met the contingent vesting requirements, and as such no amounts have been expensed related to these options.

During the year ended December 31, 2023, the Company amended stock option grants to purchase 85,907,990 shares of common stock dated January 31, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduces the exercise price of the options from $0.40 per share to $0.06 per share. As a result of the amendment, the Company recorded an additional $1,236,487 of stock-based compensation expense based on the incremental fair value resulting from the change in exercise price.

During the year ended December 31, 2022, the Company issued a stock option grant to purchase up to 153,239,206 shares of the Company’s common stock, which vest upon the Company listing its shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market, at an exercise price of $0.10 per share. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. During the year ended December 31, 2023, the Company amended stock option grants to purchase 153,239,206 shares of common stock dated September 12, 2022 to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment provides for the vesting to be only upon the closing of the purchase of at least $15 million of crypto mining equipment, rather than conditioned on an uplisting of the Company’s shares on the NASDAQ Global Market, New York Stock Exchange, or another equivalent market. The amendment resulted in no additional incremental fair value being recorded.

As of December 31, 2024, the Company has $22,529,707 of value remaining to be expensed based upon completions of milestones, of which $21,679,711 is contingently subject to expense recognition based on the timing of when the Company is able to close on a purchase of at least $15 million of crypto mining equipment as describe above, and $0 of remaining amortization to expensed pursuant to the vesting terms.

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	239,284,669	$0.21
Granted	159,000,000	0.04
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	398,284,669	$0.09
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	398,284,669	$0.09

As of December 31, 2024, the Company had 90,907,990 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 2.75 years as of December 31, 2024. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2024, the intrinsic value for the options vested and outstanding was $0 and $412, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the year ended December 31, 2024 and 2023:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	9,530,000	$0.50
Granted	–	–
Recapitalization	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	9,530,000	$0.50

As of December 31, 2024, the intrinsic value for the options vested and outstanding was $0.

Note 6. Notes Payable

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

On July 11, 2022, the Company terminated its agreements with the vendor for the financed equipment described above. As of December 31, 2023 the balance on the loans was $1,179,972. As of December, 31, 2024, the Company received confirmation from the vendor that it accepted the termination and that no further amounts are due under the agreement. As such the Company has recorded a gain on settlement of liabilities of $1,245,621 for the equipment note payable and amounts recorded under accounts payable.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2024 and 2023, the balance on the note was $12,262 and $42,262, respectively with a remaining unamortized discount of $0 as of December 31, 2024.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with the above investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962 (the “Convertible Note”), bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024. The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company beginning on the sixth-month anniversary, at a rate of 65% average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2024 and 2023, the balance on the note was $94,439, with a remaining unamortized discount of $0 as of December 31, 2024.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of December 31, 2024 and 2023, the balance on the note was $99,529, with a remaining unamortized discount of $0 as of December 31, 2024.

On October 20, 2023 the Company received notice from 1800 Diagonal Lending LLC, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,009, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes became convertible into common stock and an additional $88,618 of principal was added to the note balance. In addition, as a result of the default the notes became convertible at a variable rate resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was charged directly to interest expense, as the notes are passed due. See further discussion under Note 10.

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000. The Company received proceeds of $60,000 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2024 and 2023, the balance on the note was $60,000. The note is past due.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 Promissory Note. The Company received gross proceeds of $57,502 in consideration of issuance of the Promissory Note. The Promissory Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The Promissory Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of December 31, 2024 and 2023, the balance on the note was $57,502. The note is past due.

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

Note 7. Derivative Liabilities

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

	As of December 31, 2024
	Conversion Option	Warrants

Volatility	406.93%	301.31%
Dividend Yield	0%	0%
Risk-free rate	4.16%	4.27%
Expected term	1 year	1.96-2.40 years
Stock price	$0.003	$0.003
Exercise price	$0.0004-0.01	$0.5
Derivative liability fair value	$1,973,641	$19,112
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2024	668,516,113	9,530,000

	As of December 31, 2023
	Conversion Option	Warrants

Volatility	120.13%	124.36%
Dividend Yield	0%	0%
Risk-free rate	4.79%	4.01%
Expected term	1 year	2.5-3.25 years
Stock price	$0.0022	$0.0022
Exercise price	$0.0014-0.01	$0.5
Derivative liability fair value	$196,593	$498
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2023	179,123,059	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2024 and 2023:

Fair value as of December 31, 2022	$–
Fair value on the date of issuance related to principal default	203,799
Fair value on the date of issuance related to warrants issued	1,372
Change in fair value of derivatives	(8,081)
Fair value as of December 31, 2023	197,090
Extinguishment due to repayment	(232,274)
Change in fair value of derivatives	2,027,937
Fair value as of December 31, 2024	$1,992,754

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $1,795,664 during the year ended December 31, 2024. The fair value of the derivatives related to the principal default on the notes was charged directly to interest expense. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815. The initial fair value of the outstanding warrants was charged to the change in fair value of derivatives.

Note 8. Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the years ended December 31, 2024 and 2023:

Cryptocurrency at December 31, 2022	$2,630
Additions of cryptocurrency – convertible notes	57,502
Additions of cryptocurrencies – other notes	50,142
Cryptocurrency used for payment of account payable	(4,005)
Cryptocurrency used for payment of salaries	(11,888)
Cryptocurrency used for payment of other notes	(50,142)
Sale of cryptocurrencies for cash proceeds	(34,100)
Realized loss on sale/exchange of cryptocurrencies	(10,107)
Cryptocurrency at December 31, 2023	32
Purchases of cryptocurrency	4,600
Loss on cryptocurrency	(4,600)
Cryptocurrency at December 31, 2024	$32

Note 9. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss	$1,206,300	$1,252,700
Valuation allowance	(1,206,300)	(1,252,700)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	December 31, 2024	December 31, 2023
Benefit attributable to operating loss	$333,900	$633,800
Non-deductible	(380,400)	(335,100)
Valuation allowance	46,500	(298,600)
Provisions for income taxes	$–	$–

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2024, the Company has net operating loss carry forwards totaling approximately $5,700,000, which will be carried forward to future periods.

Note 10. Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473, which are still shown as issued and outstanding in Note 6 above.

Note 11. Subsequent Events

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

Under the terms of the respective employment agreements of Charles Faulkner and Simon Wajcenberg, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of $906,229 and $819,989, respectively, as of February 1, 2025. On February 20, 2025, in full satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) issued to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price of $0.003 per share, and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023 which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of February 1, 2025.

Under the terms of the respective employment agreements of the Company’s executive officers, Charles Faulkner and Simon Wajcenberg, as of April 2, 2025, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of approximately $173,110 and $130,010, respectively. On April 2, 2025, in satisfaction of $50,000 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company amended each of Mr. Faulkner and Mr. Wajcenberg options to purchase up to: (1) 31,979,352 shares of the Company’s common stock dated January 31, 2022, exercisable at $0.06 per share (the “January 2022 Grants”); (2) 76,619,303 shares of the Company’s common stock dated September 12, 2022, as amended, exercisable at $0.10 per share (the “September 2022 Grants”) and (3) 77,000,000 shares of the Company’s common stock dated March 1, 2023 exercisable at $0.04 per share (the “2023 Grants”; the January 2022 Grants, September 2022 Grants and the March 2023 Grants; collectively the “Option Grants”), to reduce the exercise price of the Option Grants to $0.005 per share.

On February 27, 2025 the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock.  The Charter Amendment become effective on April 7, 2025.

On March 3, 2025, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series C Preferred Stock (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Company’s Board of Directors designated a new series of the Company’s preferred stock, the Series C Preferred Stock, par value $0.001 per share. The Certificate of Designation authorized the Company to issue one share of Series C Preferred Stock. The share was issued to the Company’s Chief Executive Officer. The Series C Preferred Stock is not convertible, and does not have any redemption, preferential dividend or liquidation rights. Holders of Series C Preferred Stock shall only be entitled to vote on the approval of an amendment to the Company’s Articles of Incorporation authorizing an increase in the Company’s authorized capital stock (the “Charter Amendment”) and shall be entitled to a voting power equal to one vote more than the total combined voting power of the Company’s common stock. The Series C Preferred Stock issued and outstanding on the record date to consent to the Charter Amendment was automatically surrendered and cancelled for no consideration following the Charter Amendment.

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, Inc., Synthesis Analytics Production Ltd, an England and Wales private limited company (“SAPL”), and Adler Capital Limited, a company registered in Hong Kong, and the sole shareholder of SAPL, (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange” or “Transaction”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, is now designing, building, and operating digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. SAPL is an entity organized in 2022 under the laws of England and Wales. SAPL will change its name to EdgeMode Europe Limited.

The acquisition of SAPL has positioned us to enter the rapidly evolving HPC hosting market in an efficient and effective manner. The acquisition has enabled us to plan to leverage SAPL’s existing infrastructure and expertise to meet the growing demand for data center facilities for third-party customers focused on cloud computing as well as machine learning and artificial intelligence.

The acquisition of SAPL will enable us to become a premier provider and operator of dedicated, purpose-built data center facilities for our third-party customers. We believe that opportunities for growth exist in various applications of our data centers, which is another factor as to why we decided to begin offering digital infrastructure colocation services to third parties engaged in HPC.

Pursuant to the terms of the Share Exchange the Edgemode board of directors increased the number of seats on the board to three members and Niclas Adler, the chief executive officer of SAPL was appointed to fill the vacancy. The Board further approved Edgemode to enter into an employment agreement with Dr. Adler and appoint Dr. Adler as Chief Technology Officer of Edgemode (the “Adler Employment Agreement”). Pursuant to the terms of the Adler Employment Agreement, Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment.

The Adler Employment Agreement may be terminated with cause at any time and, if terminated with cause, Dr. Adler would be entitled to compensation only for the period ending with the date of such termination. The Adler Employment Agreement may also be terminated by Edgemode without cause upon providing Dr. Adler 30 days’ prior written notice. In the event of termination without cause, Edgemode would continue to pay Dr. Adler his annual base salary and any benefits for the lesser of: (i) the balance of the term of the Adler Employment Agreement or (ii) 12 months from the date of termination, together with any performance bonuses (as defined in the Adler Employment) which may have been earned as of the date of termination.

Furthermore, the Company entered into a consultancy agreement with AI Capital Mineco Limited, an affiliate of Adler, and agreed to pay the consultant a fee of $300,000, subject to the Company receiving financing in excess of $2,000,000.

Charlie Faulkner and Simon Wajcenberg, the current executive officers of Edgemode, remain as directors and executive officers of Edgemode.

Pursuant to the Share Exchange, Mr. Faulkner and Mr. Wajcenberg entered into amendments to their Executive Employment Agreements, to increase their base salary to $400,000 per annum and a quarterly bonus of up to $150,000 at the discretion of the Board. Additionally, the Board approved the following stock option grants to Mr. Faulkner, Mr. Wajcenberg, and Dmitry Strukov, a consultant to the Company:

•	Faulkner an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share;
•	Wajcenberg an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share; and
•	Strukov an option to purchase 128,596,567 shares of common stock of the Company at an exercise price of $0.005.

On April 11, 2025, the holders of two promissory notes issued by the Company on April 25, 2023 for $63,000 and April 26, 2023 for $60,377.10, converted the notes for 31,500,000 shares of common stock and 30,188,550 shares of common stock, respectively.

On April 19, 2025, the Company issued 38,510,911 shares of restricted common stock to an accredited investor and received gross proceeds of $300,000.

On April 28, 2025, the Company issued 7,500,000 shares of restricted common stock for services to be provided over three months. On the date of issuance the shares are fully earned and non-forfeitable.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information on our current executive officers and directors:

Name	Age	Positions

Charlie Faulkner	39	Chief Executive Officer, President and Director
Simon Wajcenberg	56	Chief Financial Officer, Treasurer, Secretary and Director (Chairman)
Niclas Adler	53	Chief Technology Officer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors (“Board”) elects officers and their terms of office are at the discretion of the Board

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charlie Faulkner has served as our Chief Executive Officer, President and as a director of our Board since January 31, 2022. Mr. Faulkner has served as the Chief Executive Officer of EdgeMode since its inception in 2020. Since December 2016, he has served as an advisor at North Block Capital Ltd (“NB Capital”), an. investment group that provides asset management, corporate advisory services, and technology solutions, which he co-founded in 2016.

Simon Wajcenberg has served as our Chief Financial Officer, Treasurer and as a director of our Board since January 31, 2022. Mr. Wajcenberg has served as the Executive Chairman of, and in other executive positions at, EdgeMode since its inception in 2020. Since December 2016, he has served as an advisor at NB Capital, which he co-founded in 2016.

Dr. Niclas Adler was appointed as Chief Technology Officer and as a Board member of the Company pursuant to the terms of the Share Exchange on April 7, 2025. Dr. Adler, is the founder and executive officer of SAPL and has served as chief executive officer of Synthesis Group AB, a technology and infrastructure investment company based in Sweden, since 2017. Dr. Adler has been engaged as co-founder, investor, executive, and board member in more than 40 different technology companies with its origin from Sweden, Finland, US, UK, France, Hong Kong, China, Estonia, Singapore, Pakistan, and Indonesia. Dr. Adler holds an MSc (1994) and PhD (1999) degree from Stockholm School of Economics with a focus on big data, machine learning, and AI, was appointed full professor in 2008, and has been an academic leader, fellow, and faculty member at Stockholm School of Economics, Chalmers University of Technology, Ecoles des Mines des Paris, Jönköping International Business School, Cambridge University, Babson College, and Royal College of Music. Dr. Adler was the founder of FENIX in 1997 and its director until 2005. FENIX was a strategic partnership between Ericsson, Volvo, AstraZeneca, Telia, Stockholm School of Economics, Chalmers University of Technology, and Ecoles des Mines de Paris to innovate and shape new digital, high-performance computing and AI-enabled solutions to transform telecommunication, transportation, and health-care industries. Dr. Adler served as Director for iDevelopment Group AB, an entity that filed for bankruptcy in 2024 in Sweden. Since 1994, Dr. Adler has been a Fellow at the Institute for Management of Innovation and Technology, was on the advisory board of Advanced Institute for Management at London Business School between 2002-2003, has advised the UK government on management and digitalization issues, was a Fellow at the Sunningdale Institute, was a part of UK Cabinet Office between 2002 and 2007, and was a Fellow at the International Entrepreneurship Academy in Dublin, Ireland between 2008-2015 where he advised the Irish government on Innovation and Digitalization policies. Between 2011-2017, Dr. Adler also acted as the co-project leader for World Economic Forums Annual Global Competitiveness Study in Sweden. Dr. Adler has served both as Director and Chairman of the Board for Companies listed on Nasdaq Stockholm.

Director Independence

Our common stock is quoted on the OTC Pink Markets, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

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

Stockholder Nominations

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

Code of Ethics and Conduct

Our Board has adopted a Code of Ethics applicable to all officers, directors and employees, which was filed as Exhibit 14.1 to our Form 10-K Annual Report for the year ended December 31, 2022.

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers, directors and employees with access to material nonpublic information, as well as such persons’ family members, which prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities while in possession of material nonpublic information. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 2023.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally, the Board of Directors or Compensation Committee does not approve grants of such awards close in time to the disclosure of material nonpublic information and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policies

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging, pledging or shoring transactions.

Item 11.	Executive Compensation.

Set forth below is the information regarding the compensation paid, distributed or accrued by Edgemode for the fiscal year ended December 31, 2024 to the Company’s Chief Executive Officer (principal executive officer) serving during the last fiscal year and the other two most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)		Non-Equity Inventive Plan Compensation ($)(g)	Non-Qualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)

Charlie Faulkner	2024	600,000	(2)	–	–	–		–	–	–	600,000
Chief Executive Officer	2023	600,000	(2)	–	–	2,407,017	(3)	–	–	–	3,007,017

Simon Wajcenberg	2024	600,000	(2)	–	–	–		–	–	–	600,000
Chief Financial Officer	2023	600,000	(2)	–	–	2,407,017	(3)	–	–	–	3,007,017

___________________

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the Named Executive Officers, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the Named Executive Officers. For each Named Executive Officer – the 2023 issuance includes 77,000,000 stock options exercisable at $0.04 per share.

(2)	As of December 31, 2024 and 2023 the Company owed the executive officers of the Company $1,616,090 and $661,201 in accrued payroll for services performed, respectively. See “Note 12. Subsequent Events” to the Financial Statements included in this report.

(3)	In January 2023, the 31,979,352 stock option grants to each of Messrs. Faulkner and Wajcenberg included in the Outstanding Equity Awards at 2023 Fiscal Year End table below were repriced from $0.40 to $0.06. In March 2023, the Company granted to each of Messrs. Faulkner and Wajcenberg 77,000,000 five-year stock options which vest when the Company purchases at least $15 million of crypto mining equipment. The options are exercisable at $0.04 per share. See “Note 12. Subsequent Events” to the Financial Statements included in this report.

Compensation Agreements with our Current Executive Officers

In 2021, Edgemode previously employed Charlie Faulkner and Simon Wajcenberg pursuant to oral employment agreements with salaries which began at $10,000 per month in early 2021 and were increased to $30,000 per month in October 2021. In 2022, Edgemode then entered into formal employment agreements with Charlie Faulkner and Simon Wajcenberg which provided for annual base salaries of $600,000 each and the grant to each of 31,979,352 five-year vested stock options with an exercise price of $0.40 per share. Pursuant to the Share Exchange, Mr. Faulkner and Mr. Wajcenberg entered into amendments to their Executive Employment Agreements (the “Executive Employment Amendments”), to set their base salary at $400,000 per annum and a quarterly bonus of up to $150,000 at the discretion of the Board.

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

Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment.

The Adler Employment Agreement may be terminated with cause at any time and, if terminated with cause, Dr. Adler would be entitled to compensation only for the period ending with the date of such termination. The Adler Employment Agreement may also be terminated by Edgemode without cause upon providing Dr. Adler 30 days’ prior written notice. In the event of termination without cause, Edgemode would continue to pay Dr. Adler his annual base salary and any benefits for the lesser of: (i) the balance of the term of the Adler Employment Agreement or (ii) 12 months from the date of termination, together with any performance bonuses (as defined in the Adler Employment) which may have been earned as of the date of termination.

Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards At 2024 Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Charlie Faulkner	31,979,352	–		–	0.06	(2)	1/31/2027	–	–	–	–
Charlie Faulkner	–	76,619,603	(1)(2)	–	0.10	(2)	9/12/2027	–	–	–	–
Charlie Faulkner	–	77,000,000	(1)(2)	–	0.04	(2)	3/1/2028	–	–	–	–
Simon Wajcenberg	31,979,352	–		–	0.06	(2)	1/31/2027	–	–	–	–
Simon Wajcenberg	–	76,619,603	(1)(2)	–	0.10	(2)	9/12/2027	–	–	–	–
Simon Wajcenberg	–	77,000,000	(1)(2)	–	0.04	(2)	3/1/2028	–	–	–	–

(1)	Based on the terms as of December 31, 2024, these options vest upon the Company acquiring $15 million in cryptomining equipment.
(2)	See “Note 12. Subsequent Events” to the Financial Statements included in this report.

Subsequent to the period covered by this report, on April 7, 2025, pursuant to the Share Exchange, the Company issued to Dr. Adler a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, on April 7, 2025, pursuant to the Share Exchange, the Company approved the following stock option grants to Mr. Faulkner, Mr. Wajcenberg, and Dmitry Strukov, a consultant of the Company:

•	Faulkner an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share;
•	Wajcenberg an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share; and
•	Strukov an option to purchase 128,596,567 shares of common stock of the Company at an exercise price of $0.005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 15, 2025, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Based on 2,264,453,600 shares of common stock outstanding as of April 15, 2025. Beneficial ownership is determined in accordance with Rule 13d-3 and 13d-5 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

Unless otherwise specified in the notes to this table, the address for each person is: c/o Edgemode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Title of Class	Name of Beneficial Holder	Amount of Beneficial Ownership	Percentage Beneficially Owned
5% Shareholders:

Common Stock	Dmitry Strukov (1)	135,558,759	5.6%

Directors and Named Executive Officers

Common Stock	Charlie Faulkner (2)	754,518,284	28.7%
Common Stock	Simon Wajcenberg (3)	767,704,683	29.2%
Common Stock	Niclas Adler (4)	1,646,036,054	64.3%
	All directors and officers as a group (3 persons)	3,168,259,021	92.1%

(1) Strukov. Mr. Strukov is a consultant of Edgemode. Includes 135,558,759 shares of common stock underlying vested stock options.

(2) Faulkner. Mr. Faulkner is an executive officer and director of the Company. Includes 442,792,088 shares of common stock underlying vested stock options. His ownership is included under “All directors and officers as a group.”

(3) Wajcenberg. Mr. Wajcenberg is an executive officer and director of the Company. Includes 442,792,088 shares of common stock underlying vested stock options. His ownership is included under “All directors and officers as a group.”

(4) Adler. Dr. Adler is an executive officer and director of the Company. Includes shares held by ACL, an entity beneficially owned and controlled by Adler. Includes 385,789,700 shares of common stock underlying vested stock options. His ownership is included under “All directors and officers as a group.”

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, the Company had no equity compensation plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On January 31, 2022, the Company granted options to the officers and a consultant of the Company to purchase up to 65,920,895 shares of the Company’s stock, vesting immediately, at an exercise price of $0.40 per share. On January 25, 2023, the Company amended stock option grants to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively. The amendment reduced the exercise price of the options from $0.40 per share to $0.06 per share.

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

On March 3, 2023, the Company granted to each of Charlie Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, options to purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, exercisable for five years. The stock options shall each be a non-qualified option and shall become vested and exercisable upon the Company closing on the purchase of at least $15 million of crypto mining equipment. See below.

During the years ended December 31, 2024 and 2023, the executive officers of the Company advanced $16,725 and $16,000 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

Under the terms of the respective employment agreements of Charles Faulkner and Simon Wajcenberg, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of $906,229 and $819,989, respectively, as of February 1, 2025. On February 20, 2025, in full satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) issued to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price of $0.003 per share, and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023 which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of the Effective Date.

Under the terms of the respective employment agreements of the Company’s executive officers, Charles Faulkner and Simon Wajcenberg, as of April 2, 2025, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of approximately $173,110 and $130,010, respectively. On April 2, 2025, in satisfaction of $50,000 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company amended each of Mr. Faulkner and Mr. Wajcenberg options to purchase up to: (1) 31,979,352 shares of the Company’s common stock dated January 31, 2022, exercisable at $0.06 per share (the “January 2022 Grants”); (2) 76,619,303 shares of the Company’s common stock dated September 12, 2022, as amended, exercisable at $0.10 per share (the “September 2022 Grants”) and (3) 77,000,000 shares of the Company’s common stock dated March 1, 2023 exercisable at $0.04 per share (the “2023 Grants”; the January 2022 Grants, September 2022 Grants and the March 2023 Grants; collectively the “Option Grants”), reduce the exercise price of the Option Grants to $0.005 per share.

Further, on April 7, 2025, pursuant to the Share Exchange, the Company issued to Dr. Adler a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005.

Additionally, on April 7, 2025, pursuant to the Share Exchange, the Company approved the following stock option grants to Mr. Faulkner, Mr. Wajcenberg, and Dmitry Strukov, a consultant of the Company:

•	Faulkner an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share;
•	Wajcenberg an option to purchase 257,193,133 shares of common stock of the Company at an exercise price of $0.005 per share; and
•	Strukov an option to purchase 128,596,567 shares of common stock of the Company at an exercise price of $0.005.

As disclosed above, SAPL is a party to the following agreements: (1) the Power Purchase Agreement with Marviken One; (2) the Building Lease with Marviken One; (3) the Property Purchase with Marviken Two; (4) the Cooling Agreement with Marviken One; (5) the 5% Promissory Note in favor of Marviken Two; and (6) the Intellectual Property Agreement with ACL.

Dr. Adler, an officer and director of our company effective April 7, 2025, is the chief executive officer of SAPL, an executive officer and beneficial owner of Marviken One and Marviken Two, and the sole shareholder ACL.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by M&K CPAS, PLLC, our principal auditor for fiscal 2024 and 2023.

	2024 ($)	2023 ($)
Audit Fees - M&K CPAS, PLLC (1)	69,900	56,550
Audit Related Fees - M&K CPAS, PLLC	–	–
Tax Fees	–	–
All Other Fees	–	–
Total		56,550

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2024 were pre-approved by the entire Board.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited (1)	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock	8-K	7/27/2022	3.1
3.4	Certificate of Designation of Series C Preferred Stock	8-K	3/4/2025	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Form of Option Agreement	8-K	2/7/2022	10.3
10.3	Series A Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.4	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.5	Charlie Faulkner Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.1
10.6	Simon Wajcenberg Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.2
10.7	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.8	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1
10.9	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.1
10.10	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.2
10.11	Stock Option Grant to Charlie Faulkner dated March 3, 2023 (2)	8-K	3/7/2023	10.1
10.12	Stock Option Grant to Simon Wajcenberg dated March 3, 2023 (2)	8-K	3/7/2023	10.2

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

10.13	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.3
10.14	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.4
10.15	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.16	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.17	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.18	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.19	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.20	Form of Promissory Note	8-K	4/28/2023	10.2
10.21	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2024	8-K	8/8/2023	10.1
10.22	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
10.23	Master Services Agreement with Cudo Ventures	8-K	2/24/2025	10.1
10.24	Simon Wajcenberg Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.2
10.25	Charles Faulkner Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.3
10.26	Amendment to Simon Wajcenberg Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.4
10.27	Amendment to Charlie Faulkner Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.5
10.28	Amendment to Simon Wajcenberg Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.1
10.29	Amendment to Charlie Faulkner Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.2
10.30	Executive Employment Agreement effective April 7, 2025 between Edgemode, Inc. and Niclas Adler (2)	8-K	4/8/2025	10.1
10.31	Consultancy Agreement by and between AI Capital Mineco Limited and Edgemode, Inc. effective April 7, 2025	8-K	4/8/2025	10.2
10.32	Form of Amendment No. 1 to Executive Employment Agreement	8-K	4/8/2025	10.3
10.33	Form of Stock Option Grant (2)	8-K	4/8/2025	10.4
10.34	Power Purchase Agreement between SAPL and Marviken One dated December 27, 2024, as amended on February 20, 2025 (1)	8-K	4/8/2025	10.5
10.35	Building Lease between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.6
10.36	Property Purchase Agreement between SAPL and Marviken One dated December 4, 2024 (1)	8-K	4/8/2025	10.7
10.37	Cooling Agreement between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.8
10.38	5% Promissory Note issued by Synthesis Analytics Ltd. in favor of Marviken Two dated December 4, 2024 (1)	8-K	4/8/2025	10.9
10.39	Intellectual Property Agreement between SAPL and ACL dated August 31, 2024 (1)	8-K	4/8/2025	10.10
14.1	Code of Ethics and Business Conduct	10-K	4/17/2023	14.1
19.1	Insider Trading Policy	10-K	4/26/2024	19.1
21.1	List of Subsidiaries	10-K	4/17/2023	21.1

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)	Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)	Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed

______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to EdgeMode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2025

EDGEMODE, INC.

Date:	May 2, 2025	/s/ Charlie Faulkner
Charlie Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Edgemode, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charlie Faulkner	Chief Executive Officer	May 2, 2025
Charlie Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	May 2, 2025
Simon Wajcenberg	(Principal Financial Officer)(Principal Accounting Officer) and Director

/s/ Niclas Adler	Chief Technology Officer	May 2, 2025
Niclas Adler

