Form 10-Q
period 2025-03-31
Edgemode, Inc.
filed 2025-05-15
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 2,277,587,403 shares of the registrant’s common stock outstanding as of May 15, 2025.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$182,061	$103
Prepaid expenses and other current assets	13,198	1,368

Total current assets	195,259	1,471

Intangible assets – cryptocurrencies	–	32
Unsecured advances	183,000	–

Total assets	$378,259	$1,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$752,116	$724,217
Accrued payroll	1,817,951	1,616,090
Convertible notes payable	323,732	323,732
Notes payable	35,000	35,000
Notes payable – related parties	22,825	32,725
Customer deposit - current	75,852	–
Share purchase liability	300,000	–
Derivative liabilities	738,507	1,992,754
		–
Total current liabilities	4,065,983	4,724,518

Customer deposit	227,661

Total liabilities	4,293,644	4,724,518

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized March 31, 2025 and December 31, 2024; none issued and outstanding	–	–
Common shares, $0.001 par value, 950,000,000 shares authorized March 31, 2025 and December 31, 2024; 390,687,459 shares issued and outstanding, March 31, 2025 and December 31, 2024	390,687	390,687
Additional paid-in capital	57,050,977	35,371,266
Accumulated deficit	(61,357,049)	(40,484,968)
Stockholders’ deficit	(3,915,385)	(4,723,015)

Total liabilities and stockholders’ deficit	$378,259	$1,503

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Operating expenses:
General and administrative expenses	$22,115,107	$336,599
Loss on cryptocurrencies	34	–

Total operating expenses	22,115,141	336,599

Loss from operations	(22,115,141)	(336,599)

Other expense:
Interest expense	(11,187)	(24,420)
Change in fair value of derivatives	1,254,247	(90,185)
Total other expense, net	1,243,060	(114,605)

Loss before provision for income taxes	(20,872,081)	(451,204)

Provision for income taxes	–	–

Net loss	$(20,872,081)	$(451,204)

Loss per common share - basic	$(0.05)	$(0.00)
Loss per common share - diluted	$(0.05)	$(0.00)

Weighted average shares outstanding - basic	390,687,459	390,687,459
Weighted average shares outstanding - diluted	390,687,459	390,687,459

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2025 and 2024

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity/
	Shares	Amount	Capital	Deficit	(deficit)

Balance December 31, 2024	390,687,459	$390,687	$35,371,266	$(40,484,968)	$(4,723,015)

Stock-based compensation	–	–	21,679,711	–	21,679,711

Net loss	–	–	–	(20,872,081)	(20,872,081)

Balance March 31, 2025	390,687,459	$390,687	$57,050,977	$(61,357,049)	$(3,915,385)

Balance December 31, 2023	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)

Net loss	–	–	–	(451,204)	(451,204)

Balance March 31, 2024	390,687,459	$390,687	$35,371,266	$(39,346,113)	$(3,584,160)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Operating Activities:
Net loss	$(20,872,081)	$(451,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,679,711	–
Change in fair value of cryptocurrencies	32	–
Change in fair value of derivative liabilities	(1,254,247)	90,185
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,830)	–
Accounts payable and accrued expenses	27,899	60,221
Accrued payroll	201,861	300,500
Customer deposit	303,513	–
Net cash provided by (used in) operating activities	74,858	(298)

Investing Activities:
Advance of unsecured funds in connection with proposed business acquisition	(183,000)	–
Net cash used in investing activities	(183,000)	–

Financing Activities:
Proceeds from sale of common shares not yet issued	300,000	–
Repayment of related party advances	(9,900)
Net cash provided by financing activities	290,100	–

Net change in cash	181,958	(298)
Cash - beginning of period	103	298
Cash - end of period	$182,061	$–

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Edgemode, Inc. (“we”, “our”, “Edgemode” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2024, as reported in the Form 10-K for the fiscal year ended December 31, 2024 of the Company, have been omitted.

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

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. The Company will continue to evaluate for segments as it expands its operations.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$738,507

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,992,754

The Company had no assets valued using level 1, level 2, or level 3 inputs as of March 31, 2025 or December 31, 2024.

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

Our High Performance Computing (“HPC”) hosting operations will generate revenue by providing colocation, cloud, and connectivity services to customers in exchange for a fee. The HPC hosting operation provides colocation, facilities operations, security, and other services to third-party HPC customers to support workloads for machine learning and artificial intelligence. The Company has not yet generated any revenue as of March 31, 2025.

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

Reclassifications

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2025. As a result of the de minimis balances of cryptocurrencies held as of December 31, 2024 and the current fair value as of March 31, 2025, the Company recorded all changes in fair value in the current period with no cumulative effect on the opening balance of retained earnings.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2025, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. See “Note 11. Subsequent Events.” The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

During the three months ended March 31, 2025, in satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) agreed to issue to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023, which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of February 1, 2025. As the shares have not been issued as of March 31, 2025, the Company has not recorded the settlement of the liability and the accrued salary remains outstanding. As a result of the removal of the vesting conditions on the outstanding options, the Company recorded $21,679,711 in stock based compensation during the three months ending March 31, 2025.

As of March 31, 2025 and December 31, 2024 the Company owed the executive officers of the Company $1,817,951 and $1,616,090 in accrued payroll for services performed.

As of March 31, 2025 and December 31, 2024, the Company owed the executive officers $22,825 and $32,725, respectively, for working capital advances. The advances are non-interest bearing and are due on demand. During the three months ending March 31, 2025, the Company repaid $9,900 of the amounts owed.

NOTE 5 – Unsecured advances

During the three months ended March 31, 2025, the Company advanced $183,000 of cash for working capital needs to Synthesis Analytics Production Ltd. (“SAPL”). The advances are unsecured and bear no interest. The loans were made in connection with the acquisition of the outstanding shares of SAPL for the purpose of financing the buildout of the HPC facility owned by SAPL. See “Note 11. Subsequent Events” for details on the closing of the acquisition.

NOTE 6 – Equity

Preferred shares

We are authorized to issue 5,000,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series will be established by the Board. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. In connection with the Charter Amendment (as defined below), the only outstanding preferred stock was converted into common stock. As of the date of this report, there are no outstanding shares of preferred stock.

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of preferred stock as Series B Preferred Stock with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, without consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480. As of March 31, 2025, there are no shares of the Series B Convertible Preferred Stock outstanding.

Series C

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

Common shares

As of March 31, 2025, the Company has authorized 950,000,000 shares of common stock, par value of $0.001, and, as of March 31, 2025, has issued 390,687,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences. See “Note 11. Subsequent Events” for disclosure on the increase in authorized shares.

During the three months ended March 31, 2025, the Company received $300,000 in cash proceeds for the sale of 38,510,911 shares of common stock. As of March 31, 2025, the shares have not been issued as the Company did not have sufficient authorized shares and as such has recorded this as a share purchase liability in the accompanying balance sheet. The shares were issued on April 19, 2025.

Stock Options

As discussed in Note 4 above, the Company modified 307,239,206 options that were previously vesting upon certain milestones to remove the vesting conditions and become exercisable immediately. As a result, the Company recognized $21,679,711 of expense related to these options.

As of March 31, 2025, the Company has $849,996 of value remaining to be expensed based upon completions of milestones,

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	398,284,669	$0.09
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	398,284,669	$0.09

As of March 31, 2025, the Company had 398,147,196 stock options that were exercisable and 137,473 that were in dispute. The weighted average remaining life of all outstanding stock options was 2.5 years as of March 31, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2025, the intrinsic value for the options vested and outstanding was $0 and $412, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	9,530,000	$0.50

The weighted average remaining life of all outstanding stock warrants was 1.64 years as of March 31, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2025, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC (“1800 Diagonal”), an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of the issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of March 31, 2025 and December 31, 2024, the balance on the note is $12,262, with a remaining unamortized discount of $0. See “Note 11. Subsequent Events” for discussion on subsequent conversions.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962, which bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024 (the “Convertible Note”). The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company, beginning on the sixth-month anniversary, at a rate of 65% of the average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of March 31, 2025 and December 31, 2024, the balance on the note is $94,439, with a remaining unamortized discount of $0.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of March 31, 2025 and December 31, 2024, the balance on the note is $99,529, with a remaining unamortized discount of $0.

On October 20, 2023, the Company received notice from 1800 Diagonal, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,009, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes became convertible into common stock and an additional $88,618 of principal was added to the note balance. In addition, as a result of the default the notes became convertible at a variable rate resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was charged directly to interest expense, as the notes are past due. See further discussion under “Note 8. Derivative Liabilities.”

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000 (the “April 25, 2023 Note”). The Company received proceeds of $60,000 in consideration of issuance of the April 25, 2023 Note. The April 25, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 25, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of March 31, 2025 and December 31, 2024, the balance on the April 25, 2023 Note is $60,000 and the note is past due. See “Note 11. Subsequent Events” for discussion on subsequent conversions.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 (the “April 26, 2023 Note”). The Company received gross proceeds of $57,502 in consideration of issuance of the April 26, 2023 Note. The April 26, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 26, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. As of March 31, 2025 and December 31, 2024, the balance on the April 26, 2023 Note is $57,502 and the note is past due. The April 25, 2023 Note and the April 26, 2023 Notes may be referred to as “the Promissory Notes”). See “Note 11. Subsequent Events” for discussion on subsequent conversions.

The investors may in their option, at any time following the 180-day anniversary from the issuance date, as defined in the Promissory Notes, convert all or any part of the outstanding and unpaid amount of the Promissory Notes into fully paid and non-assessable shares of Common Stock. If the Promissory Notes are not repaid on or prior to the maturity date, the conversion price will be $0.20 or 50% of the preceding five-day VWAP on the six-month anniversary, whichever is lower, subject to a floor conversion price of $0.01 per share. Furthermore, the Promissory Notes contain a “most favored nation” provision that allows each investor to claim any preferable terms from any future securities, excluding certain exempt issuances.

NOTE 8 – Derivative Liabilities

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

	As of March 31, 2025
	Conversion Option	Warrants

Volatility	572.97%	555.96%
Dividend Yield	0%	0%
Risk-free rate	4.03%	4.40%
Expected term	1 year	1.46-1.90 years
Stock price	$0.0036	$0.0036
Exercise price	$0.0014-0.01	$0.5
Derivative liability fair value	$709,921	$28,586
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of March 31, 2025	198,760,326	9,530,000

	As of December 31, 2024
	Conversion Option	Warrants

Volatility	406.93%	301.31%
Dividend Yield	0%	0%
Risk-free rate	4.16%	4.27%
Expected term	1 year	1.71-2.15 years
Stock price	$0.003	$0.003
Exercise price	$0.0004-0.01	$0.5
Derivative liability fair value	$1,973,641	$19,112
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2024	668,516,113	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2025:

Fair value as of December 31, 2024	$1,992,754
Fair value on the date of issuance related to principal default	–
Fair value on the date of issuance related to warrants issued	–
Change in fair value of derivatives	(1,254,247)
Fair value as of March 31, 2025	$738,507

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $1,254,247 during the three months ended March 31, 2025. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 9 – Customer Deposits

On January 21, 2025, the Company entered into a Master Services Agreement with Cudo Ventures Ltd (“Cudo), a cloud computing company. Under this agreement, the Company will provide Tier 3 data center hosting infrastructure and colocation services to Cudo. The Master Services Agreement supports a 1 MW capacity during a five year term at our Marviken data center and is accompanied by a strict service level agreement to ensure 99% up time which can be terminated early by either party if certain conditions are met. The colocation space is designated for SingularityNet’s 1st modular datacenter container from Ecoblox. The Company will also provide optional smart hands engineering support at an hourly rate of $130 per hour, with a 50% premium for evening and weekend services. In consideration of the services, the Company shall receive electricity fees passed through at a variable base cost multiplied be estimated usage plus an admin charge capped at 5%. The minimum fee increase of 3% is waived for the first 3 years and annual CPI increase is capped at 2% for the first three years and 5% for the final two years. The monthly rental payable is $75,887. On February 18, 2025, an initial payment of $303,549 was made to the Company consisting of a $227,661 deposit, which is refundable at the end of the term of the Master Services Agreement, and the first month’s rental payment of $75,887. As of March 31, 2025, the Company has not yet provided any of the service obligations under the agreement.

NOTE 10 – Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore is still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473. No additional communication has been received related to the claims from Taylor.

NOTE 11 – Subsequent Events

Under the terms of the respective employment agreements of Charles Faulkner and Simon Wajcenberg, as of February 1, 2025, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of $906,229 and $819,989, respectively. On February 20, 2025, in full satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) issued to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price of $0.003 per share. Also on February 20, 2025, to eliminate the options’ vesting requirements, the Company amended the options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023, which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”). The 2022 Options and 2023 Options are fully vested as of February 1, 2025. The 256,660,163 shares for the settlement of accrued salary were issued on April 7, 2025.

Under the terms of the respective employment agreements of the Company’s executive officers, Charles Faulkner and Simon Wajcenberg, as of April 2, 2025, Mr. Faulkner and Mr. Wajcenberg had accrued salaries of approximately $173,110 and $130,010, respectively. On April 2, 2025, in satisfaction of $50,000 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company amended each of Mr. Faulkner and Mr. Wajcenberg options to purchase up to: (1) 31,979,352 shares of the Company’s common stock dated January 31, 2022, exercisable at $0.06 per share (the “January 2022 Grants”); (2) 76,619,303 shares of the Company’s common stock dated September 12, 2022, as amended, exercisable at $0.10 per share (the “September 2022 Grants”) and (3) 77,000,000 shares of the Company’s common stock dated March 1, 2023, exercisable at $0.04 per share (the “2023 Grants”; the January 2022 Grants, September 2022 Grants, and the March 2023 Grants; collectively the “Option Grants”), to reduce the exercise price of the Option Grants to $0.005 per share.

On February 27, 2025, the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock. The Charter Amendment was effective on April 7, 2025.

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, SAPL, an England and Wales private limited company, and Adler Capital Limited, a company registered in Hong Kong, and the sole shareholder of SAPL, (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange” or “Transaction”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, is now designing, building, and operating digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. SAPL is an entity organized in 2022 under the laws of England and Wales. SAPL will change its name to Edgemode Europe Limited.

Pursuant to the terms of the Share Exchange the Edgemode board of directors increased the number of seats on the board to three members and Niclas Adler, the chief executive officer of SAPL, was appointed to fill the vacancy. The Board further approved Edgemode to enter into an employment agreement with Dr. Adler and appoint Dr. Adler as Chief Technology Officer of Edgemode (the “Adler Employment Agreement”). Pursuant to the terms of the Adler Employment Agreement, Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment.

The Adler Employment Agreement may be terminated with cause at any time and, if terminated with cause, Dr. Adler would be entitled to compensation only for the period ending with the date of such termination. The Adler Employment Agreement may also be terminated by Edgemode without cause upon providing Dr. Adler with 30 days’ prior written notice. In the event of termination without cause, Edgemode would continue to pay Dr. Adler his annual base salary and any benefits for the lesser of: (i) the balance of the term of the Adler Employment Agreement or (ii) 12 months from the date of termination, together with any performance bonuses (as defined in the Adler Employment) which may have been earned as of the date of termination.

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

On April 19, 2025, the Company issued 38,510,911 shares of restricted common stock to an accredited investor in consideration of gross proceeds of $300,000 received in March 2025.

On April 28, 2025, the Company issued 7,500,000 shares of restricted common stock for services to be provided over three months. On the date of issuance, the shares are fully earned and non-forfeitable.

On May 7, 2025, the Company issued 5,633,803 shares of common stock to 1800 Diagonal pursuant to partial conversion of $10,000 of the April Promissory Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2025 (the “2025 Quarter”) with those for the three months ended March 31, 2024 (the “2024 Quarter”).

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements.” These statements include, among other things, statements regarding expanding our business and our liquidity as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise capital to buy crypto mining machines we have commitments to purchase, regulatory issues which affect our business model, and those discussed under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2024 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Business Overview

Edgemode was incorporated under the laws of the State of Nevada in 2011. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to transition from cryptocurrency mining to digital infrastructure colocation services and HPC hosting.

Effective April 7, 2025, Edgemode, SAPL, and ACL closed on the Share Exchange dated April 7, 2025. In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

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

Our goal is to utilize the assets we have acquired via the purchase of SAPL for HPC hosting operations, which will provide consistent dollar-based revenue and which represent substantially less risk than our historical digital asset self-mining operations. Our intent is to focus our business on development and marketing efforts to build data centers and expand our foundational HPC hosting customer base.

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

Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers that we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future. Our business strategy requires immediate funding of approximately $2,000,000 to enable us to commence our new operations and repay debt, as well as additional significant financing to develop and expand our new operations. There are no assurances that we will raise sufficient capital to execute our business plan or satisfy our liabilities. See the “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2024 and Form 8-K Current Report dated April 8, 2025.

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

On January 21, 2025, the Company entered into the Master Services Agreement with Cudo, a cloud computing company. Under this agreement, the Company will provide Tier 3 data center hosting infrastructure and colocation services to Cudo. The Master Services Agreement supports a 1 MW capacity during a 5 year term at our Marviken data center and is accompanied by a strict service level agreement to ensure 99% up time which can be terminated early by either party if certain conditions are met. The colocation space is designated for SingularityNet’s 1st modular datacenter container from Ecoblox. The Company will also provide optional smart hands engineering support at an hourly rate of $130 per hour, with a 50% premium for evening and weekend services. In consideration of the services, the Company shall receive electricity fees passed through at a variable base cost multiplied be estimated usage plus an admin charge capped at 5%. The minimum fee increase of 3% is waived for the first 3 years and the annual CPI increase is capped at 2% for the first three years and 5% for the final two years. The monthly rental payable is $75,887. On February 18, 2025, an initial payment of $303,549 was made to the Company consisting of a $227,661 deposit, which is refundable at the end of the term of the Master Services Agreement, and the first month’s rental payment of $75,887. The initial payment was primarily used to buildout the data center, including installing electrical and other infrastructure in order to support Cudo’s hardware through the advance of $183,000 to SAPL. The Master Services Agreement term commenced on April 8, 2025 when Cudo’s hardware was delivered to our data center.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates.” There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Results of operations

Our operating expenses for the three months ended March 31, 2025 (the “2025 Quarter”) was $22,115,041 compared to $336,599, for the three months ended March 31, 2024 (the “2024 Quarter”), an increase of 6,470%. In the 2025 Quarter, the Company incurred stock-based compensation expense of $21,679,711 compared to $0 for the 2024 Quarter. The stock-based compensation for the 2025 Quarter was related to the amendment of options to the officers of the Company.

Our other income for the 2025 Quarter was $1,243,060 compared to other expense of $114,605 for the 2024 Quarter. Other income in the 2025 quarter was comprised of $11,187 in interest expense and $1,254,247 for the gain on the change in fair value of derivative liabilities. Other expense for the 2024 quarter was comprised of $24,420 in interest expense and $90,185 for the loss on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of May 15, 2025, the Company had approximately $35,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the three months ended March 31, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, in April 2025 we sold 38,510,911 shares of restricted common stock to an accredited investor in consideration of $300,000. On April 7, 2025, we executed the Share Exchange with SAPL and, now, we are seeking to raise at least $2,000,000 to commence our HPC hosting operations and generate revenue. We require significant funding to develop our HPC operations. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

Summary of cash flows

	March 31, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$74,858	$(298)
Net cash used in investing activities	$(183,000)	$–
Net cash provided by (used in) financing activities	$290,100	$–

During the 2025 Quarter and the 2024 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2025 Quarter, cash provided by operating activities of $74,858 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $20,872,081 and stock-based compensation of $21,679,711, and change in the fair value of derivative liabilities of $1,254,247.

During the 2024 Quarter, cash used in operating activities of $298 primarily resulted from the net loss of $451,204 offset by change in fair value of derivative liabilities of $90,185, increases in accounts payable and accrued expenses of $60,221, and increases in accrued payroll of $300,500.

Investing Activities

During the 2025 Quarter, the Company advanced $183,000 of cash for working capital needs in connection with the business acquisition of SAPL for purposes of financing the construction of the HPC facility.

The Company had no investing activities during the 2024 Quarter.

Financing Activities

During the 2025 Quarter, the Company received $300,000 in cash proceeds in connection with the sale of shares of common stock of the Company, offset by repayments of related party advances of $9,900.

The Company had no financing activities during the 2024 Quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company and required to be disclosed in our SEC reports is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures as a result of material weaknesses in our internal control over financial reporting resulting from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At March 31, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2024 and Form 8-K Current Report dated April 8, 2025 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise previously disclosed or provided below, there were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company received $300,000 in cash proceeds for the sale of 38,510,911 shares of common stock to an accredited investor. As of March 31, 2025, the shares have not been issued as the Company did not have sufficient authorized shares and as such has recorded this as a share purchase liability in the accompanying balance sheet. The shares were issued on April 19, 2025. The shares are restricted. The Company did not pay any commissions.

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

Dated:  May 15, 2025

EDGEMODE, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization +	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited (1)	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series C Preferred Stock	8-K	3/4/2025	3.1
10.1	Master Services Agreement with Cudo Ventures	8-K	2/24/2025	10.1
10.2	Simon Wajcenberg Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.2
10.3	Charles Faulkner Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.3
10.4	Amendment to Simon Wajcenberg Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.4
10.5	Amendment to Charles Faulkner Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.5
10.6	Amendment to Simon Wajcenberg Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.1
10.7	Amendment to Charles Faulkner Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.2
10.8	Executive Employment Agreement Effective April 7, 2025 between Edgemode, Inc. and Niclas Adler (2)	8-K	4/8/2025	10.1
10.9	Consultancy Agreement by and between AI Capital Mineco Limited and Edgemode, Inc. effective April 7, 2025	8-K	4/8/2025	10.2
10.10	Form of Amendment No.1 to Executive Employment Agreement	8-K	4/8/2025	10.3
10.11	Form of Stock Option Grant (2)	8-K	4/8/2025	10.4
10.12	Power Purchase Agreement between SAPL and Marviken One dated December 27, 2024, as amended on February 20, 2025 (1)	8-K	4/8/2025	10.5
10.13	Building Lease between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.6
10.14	Property Purchase Agreement between SAPL and Marviken One dated December 4, 2024 (1)	8-K	4/8/2025	10.7
10.15	Cooling Agreement between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.8
10.16	5% Promissory Note issued by Synthesis Analytics Ltd. in favor of Marviken Two dated December 4, 2024 (1)	8-K	4/8/2025	10.9
10.17	Intellectual Property Agreement between SAPL and ACL dated August 31, 2024 (1)	8-K	4/8/2025	10.10
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

