Form 10-Q
period 2025-06-30
Edgemode, Inc.
filed 2025-08-14
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 2,385,404,765 shares of the registrant’s common stock outstanding as of August 14, 2025.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$15,801	$103
Prepaid expenses	12,929	1,368
Other current assets	180,053	–

Total current assets	208,783	1,471

Intangible assets – cryptocurrencies	–	32
Fixed assets, net	4,149,773
Land	880,000	–

Total assets	$5,238,556	$1,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,156,365	$724,217
Accrued payroll	407,990	1,616,090
Convertible notes payable	152,611	323,732
Notes payable	35,000	35,000
Notes payable – related parties	1,772,825	32,725
Customer deposit - current	75,952	–
Derivative liabilities	828,306	1,992,754

Total current liabilities	4,429,049	4,724,518

Customer deposit	227,662	–

Total liabilities	4,656,711	4,724,518

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred shares, $0.001 par value, 5,000,000 shares authorized June 30, 2025 and December 31, 2024; none issued and outstanding	–	–
Common shares, $0.001 par value, 7,000,000,000 and 950,000,000 shares authorized June 30, 2025 and December 31, 2024; 2,302,384,959 and 390,687,459 shares issued and outstanding, June 30, 2025 and December 31, 2024, respectively	2,302,384	390,687
Additional paid-in capital	63,463,791	35,371,266
Accumulated deficit	(65,184,330)	(40,484,968)
Total stockholders’ deficit	581,845	(4,723,015)

Total liabilities and stockholders’ deficit	$5,238,556	$1,503

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating expenses:
General and administrative expenses	$3,262,408	$380,819	$25,377,515	$717,418
Loss on cryptocurrencies	–	4,600	34	4,600
Total operating expenses	3,262,408	385,419	25,377,549	722,018

Loss from operations	(3,262,408)	(385,419)	(25,377,549)	(722,018)

Other income (expense):
Interest expense	(20,377)	(18,132)	(31,564)	(42,552)
Other expense	–	(60)	–	(60)
Refund of equipment deposit	–	150,000	–	150,000
Change in fair value of derivatives	(396,443)	(61,867)	857,804	(152,052)
Loss on settlement	(148,053)	–	(148,053)	–
Total other income (expense), net	(564,873)	69,941	678,187	(44,664)

Loss before provision for income taxes	(3,827,281)	(315,478)	(24,699,362)	(766,682)

Provision for income taxes	–	–	–	–

Net loss	(3,827,281)	(315,478)	(24,699,362)	(766,682)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Loss per common share - diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding – basic	2,119,785,143	390,687,459	1,260,012,814	390,687,459
Weighted average shares outstanding - diluted	2,119,785,143	390,687,459	1,260,012,814	390,687,459

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity/
	Shares	Amount	Capital	Deficit	(deficit)

Balance December 31, 2024	390,687,459	$390,687	$35,371,266	$(40,484,968)	$(4,723,015)

Stock-based compensation	–	–	21,679,711	–	21,679,711

Net loss	–	–	–	(20,872,081)	(20,872,081)

Balance March 31, 2025	390,687,459	390,687	57,050,977	(61,357,049)	(3,915,385)

Shares issued for cash	38,510,911	38,511	261,489	–	300,000

Shares issued for settlement of accrued salary	513,320,326	513,320	1,026,641	–	1,539,961

Shares issued for asset acquisition	1,260,246,354	1,260,246	1,890,370	–	3,150,616

Shares issued for conversion of notes payable and settlement of derivative	92,119,909	92,120	548,388	–	640,508

Shares issued for compensation	7,500,000	7,500	18,750	–	26,250

Stock options issued for settlement of accrued salary	–	–	100,000	–	100,000

Stock-based compensation	–	–	2,567,176	–	2,567,176

Net loss	–	–	–	(3,827,281)	(3,827,281)

Balance June 30, 2025	2,302,384,959	$2,302,384	$63,463,791	$(65,184,330)	$581,845

Balance December 31, 2023	390,687,459	$390,687	$35,142,231	$(38,665,874)	$(3,132,956)

Net loss	–	–	–	(451,204)	(451,204)

Balance March 31, 2024	390,687,459	$390,687	$35,142,231	$(39,117,078)	$(3,584,160)

Net loss				(315,478)	(315,478)

Balance June 30, 2024	390,687,459	$390,687	$35,142,231	$(39,432,556)	$(3,899,638)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Operating Activities:
Net loss	$(24,699,362)	$(766,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,273,137	–
Change in fair value of cryptocurrencies	34	4,600
Depreciation expense	101,758	–
Loss on settlement of notes payable	148,053	–
Amortization of debt discount	–	11,231
Change in fair value of derivative liabilities	(857,804)	152,052
Changes in operating assets and liabilities:
Prepaid expenses	(11,561)	18,890
Other current assets	90,026	–
Accounts payable and accrued expenses	176,757	45,725
Accrued payroll	431,861	532,137
Customer deposit	303,614	–
Net cash used in operating activities	(43,487)	(2,047)

Investing Activities:
Purchase of property and equipment	(47,915)	–
Cash paid for business acquisition	(183,000)
Purchase of cryptocurrency	–	(4,600)
Net cash used in investing activities	(230,915)	(4,600)

Financing Activities:
Proceeds from sale of common share	300,000	–
Repayment of related party advances	(9,900)
Proceeds from related party advances	–	16,725
Payment of convertible notes	–	(10,000)
Net cash provided by financing activities	290,100	6,725

Net change in cash	15,698	78
Cash - beginning of period	103	298
Cash - end of period	$15,801	$376

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for asset acquisition	$3,150,616	$–
Note Payable assumed for asset acquisition	$1,750,000	$–
Shares issued for settlement of accrued salary	$1,539,961	$–
Modification of stock options for settlement of accrued salary	$100,000	$–
Conversion of notes payable and derivative liabilities	$640,508	$–

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

Principals of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, Edgemode, Edgemode Mine Co UK Limited and Synthesis Analytics Production Ltd (“SAPL”). All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$828,306

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,992,754

The Company had no assets valued using level 1, level 2, or level 3 inputs as of June 30, 2025 or December 31, 2024.

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

The Company charges colocation fees for the use of its facilities, and other related fees. In addition, digital colocation customers typically pay for energy used in connection with the customer colocation services agreement on a pass-through basis, which may be on a fixed or variable basis calculated on the portion of energy used by the customer on the site. The Company satisfies the performance obligation when the customer has the ability to direct the use and obtain substantially all of the remaining benefits of the good or service. Revenue is recognized over time as customers simultaneously receive and consume the benefits because another party would not need to substantially reperform the work completed by the Company were that other party to fulfill the remaining performance obligation to the customer. Revenue is recognized upon confirmation of the Company’s power usage by the electricity provider and billed at the rates outlined in each customer contract on a monthly basis.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2025. As a result of the de minimis balances of cryptocurrencies held as of December 31, 2024 and the current fair value as of June 30, 2025, the Company recorded all changes in fair value in the current period with no cumulative effect on the opening balance of retained earnings.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2025, the Company had not yet generated any revenues or achieved profitable operations and expects to incur further losses as it continues the development of its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

Pursuant to the terms of the Share Exchange (as defined below) the Edgemode board of directors increased the number of seats on the board to three members and Niclas Adler, the chief executive officer of SAPL, was appointed to fill the vacancy. The Board further approved Edgemode to enter into an employment agreement with Dr. Adler and appoint Dr. Adler as Chief Technology Officer of Edgemode (the “Adler Employment Agreement”). Pursuant to the terms of the Adler Employment Agreement, Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment.

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

During the six months ended June 30, 2025, in satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) agreed to issue to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023, which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of February 1, 2025. As a result of the removal of the vesting conditions on the outstanding options, the Company recorded $21,679,711 in stock-based compensation during the six months ending June 30, 2025.

In addition, in satisfaction of $50,000 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company amended each of Mr. Faulkner and Mr. Wajcenberg options to purchase up to: (1) 31,979,352 shares of the Company’s common stock dated January 31, 2022, exercisable at $0.06 per share (the “January 2022 Grants”); (2) 76,619,303 shares of the Company’s common stock dated September 12, 2022, as amended, exercisable at $0.10 per share (the “September 2022 Grants”) and (3) 77,000,000 shares of the Company’s common stock dated March 1, 2023, exercisable at $0.04 per share (the “2023 Grants”; the January 2022 Grants, September 2022 Grants, and the March 2023 Grants; collectively the “Option Grants”), to reduce the exercise price of the Option Grants to $0.005 per share. The change in exercise price did not result in any additional incremental value in excess of the salary settled.

Pursuant to the Share Exchange, Mr. Faulkner and Mr. Wajcenberg entered into amendments to their Executive Employment Agreements, to increase their base salary to $400,000 per annum and a quarterly bonus of up to $150,000 at the discretion of the Board. Additionally, the Board approved the issuance of stock option grants to purchase up to 257,193,133 shares of common stock to each Mr. Faulkner and Mr. Wajcenberg. The common stock options have an exercise price of $0.005, are exercisable immediately, and have a term of 5 years.

As of June 30, 2025 and December 31, 2024 the Company owed the executive officers of the Company $407,990 and $1,616,090 in accrued payroll for services performed.

As of June 30, 2025 and December 31, 2024, the Company owed the executive officers $22,825 and $32,725, respectively, for working capital advances. The advances are non-interest bearing and are due on demand. During the six months ending June 30, 2025, the Company repaid $9,900 of the amounts owed.

NOTE 5 – Asset Acquisition

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, SAPL, an England and Wales private limited company, and Adler Capital Limited, a company registered in Hong Kong, and the sole shareholder of SAPL, (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange” or “Transaction”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time with a fair value of $3,150,616 based on the closing price on the closing date. At the time of acquisition SAPL owns a piece of land, various power and connection agreements to the Marviken data center and an option to enter into a lease for a 1,100 square meter building at the Marviken location. At the time of the acquisition the option agreement had a remaining term of 9 months, which the Company will make 9 remaining monthly payments of approximately $30,000. As of June 30, 2025, the Company has six months remaining on the option term with an estimated value of $180,053 classified under other current assets on the accompanying balance sheet. As of June 30, 2025, no additional payments have been made on the option agreement and the Company owes, $270,079, which is included in accounts payable and accrued expenses on the balance sheet.

As part of the consideration for the transaction, the Company agreed to assume the $1,750,000 promissory note issued by Marviken TWO AB dated December 4, 2024. The loan will bear interest at a rate of 5% and has a maturity date of December 3, 2027.

The Company determined the acquisition should be accounted for as an asset acquisition as SAPL did not contain an integrated set of inputs and outputs under ASC 805.

The aggregate purchase price was comprised as follows:

Cash	$183,000
Note payable	1,750,000
Fair value of common shares issued	3,150,616

Total Purchase Consideration	$5,083,616

The Company allocated the aggregate purchase price as follows:

Land	$880,000
Power purchase agreement	4,203,616

Total Purchase Consideration	$5,083,616

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

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of preferred stock as Series B Preferred Stock with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, without consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480. As of June 30, 2025, there are no shares of the Series B Convertible Preferred Stock outstanding.

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

Common shares

As of June 30, 2025, the Company has authorized 7,000,000,000 shares of common stock, par value of $0.001, and, as of June 30, 2025, has issued 2,302,384,959 shares of common stock. All of the common shares have the same voting rights and liquidation preferences. On February 27, 2025, the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock. The Charter Amendment was effective on April 7, 2025.

As discussed in Note 5 above, the Company issued 1,260,246,354 shares of common stock for the acquisition of SAPL.

As discussed in Note 4 above, the Company issued 513,320,326 shares of common stock for the forgiveness of $1,539,961 of accrued salary. The shares issued had a fair value of $1,283,301 of the date of issuance, and as such the Company recorded the value forgiven in excess of the fair value as a contribution of capital.

As discussed in Note 7 below, the Company issued 92,119,909 shares of common stock for the conversion of notes payable.

During the six months ended June 30, 2025, the Company received $300,000 in cash proceeds for the sale of 38,510,911 shares of common stock.

During the six months ended June 30, 2025, the Company issued 7,500,000 shares of restricted common stock for services to for an aggregate value of $26,250. On the date of issuance, the shares are fully earned and non-forfeitable.

Stock Options

As discussed in Note 4 above, the Company modified 307,239,206 options that were previously vesting upon certain milestones to remove the vesting conditions and become exercisable immediately. As a result, the Company recognized $21,679,711 of expense related to these options.

In addition, as discussed in Note 4 above, the Company amended 371,197,910 options to reduce the exercise price to $0.005.

During the six months ended June 30, 2025, the Company issued stock options to purchase up to 900,175,966 shares of common stock as discussed in Note 4 above to the directors of the Company at an exercise price of $0.005, which vested immediately and have a term of 5 years.

During the six months ended June 30, 2025, the Company issued stock options to purchase up to 128,596,567 shares of common stock to a consultant of the Company at an exercise price of $0.005, which vested immediately and have a term of 5 years.

The fair value of the common stock options was estimated using a black-sholes model with the following assumptions:

Stock price	$0.0025
Exercise price	$0.005
Expected term	2.5 - 5 years
Volatility	311.87%-401.47%
Dividend Yield	0%
Risk-free rate	3.73% - 3.82%
Common stock option fair value	$2,567,176

During the six months ended June 30 2025 and 2024, the Company recorded $24,246,887 and $0, respectively of stock-based compensation related to the common stock option transactions. As of June 30, 2025, the Company has $849,996 of value remaining to be expensed based upon completions of milestones.

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	398,284,669	$0.09
Granted	1,028,772,533	0.005
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2025	1,427,057,202	$0.011

As of June 30, 2025, the Company had 1,426,919,729 stock options that were exercisable and 137,473 that were in dispute. The weighted average remaining life of all outstanding stock options was 4.07 years as of June 30, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2025, the intrinsic value for the options vested and outstanding was $3,639,923 and $3,640,968, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2025	9,530,000	$0.50

The weighted average remaining life of all outstanding stock warrants was 1.39 years as of June 30, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2025, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC (“1800 Diagonal”), an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of the issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the six months ended June 30, 2025 the Company issued 15,431,359 shares for the conversion of the outstanding principal and accrued interest of $31,564. As of June 30, 2025, the note has been settled in full.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962, which bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024 (the “Convertible Note”). The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company, beginning on the sixth-month anniversary, at a rate of 65% of the average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the six months ended June 30, 2025 the Company issued 15,000,000 shares for the conversion of outstanding principal of $30,870. As of June 30, 2025 and December 31, 2024, the balance on the note is $47,303 and $94,439, respectively, with a remaining unamortized discount of $0.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of June 30, 2025 the balance on the note is $105,307, with a remaining unamortized discount of $0.

On October 20, 2023, the Company received notice from 1800 Diagonal, the holder of the April Promissory Note, Convertible Note and August Promissory Note (collectively, the “1800 Notes”) that such notes were in default. The holder has made demand for the immediate payment of the 1800 Notes of a sum representing 150% of the remaining outstanding principal balances of the 1800 Notes in the aggregate of $250,009, together with accrued interest and default interest as provided for in the 1800 Notes. As a result of the default, the 1800 Notes became convertible into common stock and an additional $88,618 of principal was added to the note balance. In addition, as a result of the default the notes became convertible at a variable rate resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was charged directly to interest expense, as the notes are past due. See further discussion under “Note 8. Derivative Liabilities.” In addition, see further discussion under “ Note 11. Subsequent Events” for subsequent conversions.

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000 (the “April 25, 2023 Note”). The Company received proceeds of $60,000 in consideration of issuance of the April 25, 2023 Note. The April 25, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 25, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the six months ended June 30, 2025 the Company issued 31,500,000 shares for the settlement of the outstanding principal and accrued interest of $63,000, which resulted in a loss on settlement of $75,600. As of June 30, 2025, the note has been settled in full.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 (the “April 26, 2023 Note”). The Company received gross proceeds of $57,502 in consideration of issuance of the April 26, 2023 Note. The April 26, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 26, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the six months ended June 30, 2025 the Company issued 30,188,550 shares for the settlement of the outstanding principal and accrued interest of $60,377, which resulted in a loss on settlement of $72,453. As of June 30, 2025, the note has been settled in full.

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

	As of June 30, 2025
	Conversion Option	Warrants

Volatility	714.58%	714.58%
Dividend Yield	0%	0%
Risk-free rate	3.96%	3.96%
Expected term	1 year	1.46-1.90 years
Stock price	$0.0076	$0.0076
Exercise price	$0.0019-0.0021	$0.5
Derivative liability fair value	$799,719	$72,372
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of June 30, 2025	105,355,270	9,530,000

	As of December 31, 2024
	Conversion Option	Warrants

Volatility	406.93%	301.31%
Dividend Yield	0%	0%
Risk-free rate	4.16%	4.27%
Expected term	1 year	1.71-2.15 years
Stock price	$0.003	$0.003
Exercise price	$0.0004-0.01	$0.5
Derivative liability fair value	$1,973,641	$19,112
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2024	668,516,113	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2025:

Fair value as of December 31, 2024	$1,992,754
Fair value settled to equity upon conversion	(306,644)
Fair value on the date of issuance related to warrants issued	–
Change in fair value of derivatives	(857,804)
Fair value as of June 30, 2025	$828,306

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $857,804 during the six months ended June 30, 2025. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 9 – Customer Deposits

On January 21, 2025, the Company entered into a Master Services Agreement with Cudo Ventures Ltd (“Cudo), a cloud computing company. Under this agreement, the Company will provide Tier 3 data center hosting infrastructure and colocation services to Cudo. The Master Services Agreement supports a 1 MW capacity during a five year term at our Marviken data center and is accompanied by a strict service level agreement to ensure 99% up time which can be terminated early by either party if certain conditions are met. The colocation space is designated for SingularityNet’s 1st modular datacenter container from Ecoblox. The Company will also provide optional smart hands engineering support at an hourly rate of $130 per hour, with a 50% premium for evening and weekend services. In consideration of the services, the Company shall receive electricity fees passed through at a variable base cost multiplied be estimated usage plus an admin charge capped at 5%. The minimum fee increase of 3% is waived for the first 3 years and annual CPI increase is capped at 2% for the first three years and 5% for the final two years. The monthly rental payable is $75,887. On February 18, 2025, an initial payment of $303,549 was made to the Company consisting of a $227,662 deposit, which is refundable at the end of the term of the Master Services Agreement, and the first month’s rental payment of $75,887. As of June 30, 2025, the Company has not yet provided any of the service obligations under the agreement.

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

NOTE 11 – Subsequent Events

Subsequent to June 30, 2025 the Company issued 83,019,806 shares for the conversion of outstanding principal and accrued interest on the promissory notes of $217,340 with 1800 Diagonal. As of the date of this filing, all amounts owed under the 1800 Notes have been settled in full.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion and analysis compares our consolidated results of operations for the three months ended June 30, 2025 (the “2025 Quarter”) with those for the three months ended June 30, 2024 (the “2024 Quarter”) and our consolidated results of operations for the six months ended June 30, 2025 (the “2025 Period”) with those for the six months ended June 30, 2024 (the “2024 Period”).

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Results of operations

Our operating expenses for the three months ended June 30, 2025 (the “2025 Quarter”) was $3,262,408 compared to $380,819, for the three months ended June 30, 2024 (the “2024 Quarter”), an increase of 88%. In the 2025 Quarter, the Company incurred stock-based compensation expense of $26,250 compared to $0 for the 2024 Quarter. The stock-based compensation for the 2025 Quarter was related to shares issued to a consultant for services performed.

Our other expense for the 2025 period was $564,873 compared to other income of $69,941 for the 2024 Quarter. Other expenses in the 2025 period was comprised of $20,377 in interest expense, $396,443 for the loss on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt. Other expense in the 2024 Quarter was comprised of $45,552 in interest expense and $152,052 for the loss on the change in fair value of derivative liabilities offset by income of $150,000 on the refund of an equipment deposit.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Results of operations

Our operating expenses for the six months ended June 30, 2025 (the “2025 Period”) was $25,377,549 compared to $722,018, for the six months ended June 30, 2024 (the “2024 Period”), an increase of 723%. In the 2025 Period, the Company incurred stock-based compensation expense of $24,273,137 compared to $0 for the 2024 Period. The stock-based compensation for the 2025 Quarter was related to the amendment of options to the officers of the Company and issuance of shares to an outside consultant.

Our other income for the 2025 Period was 678,187 compared to other expense of $44,664 for the 2024 Period. Other income in the 2025 Period was comprised of $31,564 in interest expense, $857,804 for the gain on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt. Other expense in the 2024 Period was comprised of $45,552 in interest expense, $60 in other expense and $152,052 for the loss on the change in fair value of derivative liabilities offset by income of $150,000 on the refund of an equipment deposit.

Liquidity and Capital Resources

As of August 14, 2025, the Company had approximately $3,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the six months ended June 30, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, in April 2025 we sold 38,510,911 shares of restricted common stock to an accredited investor in consideration of $300,000. On April 7, 2025, we executed the Share Exchange with SAPL and, now, we are seeking to raise at least $2,000,000 to commence our HPC hosting operations and generate revenue. We require significant funding to develop our HPC operations. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

Summary of cash flows

	June 30, 2025	June 30, 2024
Net cash provided by (used in) operating activities	$(43,487)	$(2,047)
Net cash used in investing activities	$(230,915)	$(4,600)
Net cash provided by (used in) financing activities	$290,100	$6,725

During the 2025 Quarter and the 2024 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2025 period, cash used in operating activities of $43,487 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $24,699,362 and stock-based compensation of $24,273,137, and change in the fair value of derivative liabilities of $857,804.

During the 2024 period, cash used in operating activities of $2,047 primarily resulted from the net loss of $766,682 offset by change in fair value of derivative liabilities of $152,052, increases in accounts payable and accrued expenses of $45,725 and increases in accrued payroll of $532,137.

Investing Activities

During the 2025 Period, the Company paid $47,915 of cash for assets in the construction of the HPC facility as well as $183,000 in connection with the acquisition of SAPL.

Cash used in investing activities in the 2024 Period of $4,600 resulted from the purchase of cryptocurrency assets.

Financing Activities

During the 2025 Period, the Company received $300,000 in cash proceeds in connection with the sale of shares of common stock of the Company, offset by repayments of related party advances of $9,900.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. As at June 30, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

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

Except as otherwise previously disclosed or provided below, there were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2025.

During the three months ended June 30, 2025, the Company issued 7,500,000 shares of restricted common stock to an outside consultant for services performed. The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended June 30, 2025 the Company issued an aggregate of 92,119,909 shares of restricted common stock to the holders of three promissory notes pursuant to the conversion of outstanding promissory notes in satisfaction of $185,811 due under such promissory notes. The shares were issued under the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, no officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 14, 2025

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

