Form 10-Q
period 2025-09-30
Edgemode, Inc.
filed 2025-11-14
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

There were 2,985,583,481 shares of the registrant’s common stock outstanding as of November 12, 2025.

TABLE OF CONTENTS

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “Edgemode”, “we,” “us, “our” and similar terms refer to Edgemode, Inc. and our wholly owned subsidiaries, EdgeMode, a Wyoming corporation, Edgemode Mine Co UK Limited, a UK company, and Synthesis Analytics Production, Ltd., an England and Wales private limited company. Our corporate website is www.edgemode.io. There we make available copies of Edgemode documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$300,428	$103
Prepaid expenses and other current assets	6,274	1,368
Other current assets	90,026	–

Total current assets	396,728	1,471

Intangible assets – cryptocurrencies	–	32
Unsecured advances	260,000	–
Deferred offering costs	495,000	–
Fixed assets, net	4,051,596	–
Land	880,000	–

Total assets	$6,083,324	$1,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,104,670	$724,217
Accrued payroll	519,989	1,616,090
Convertible notes payable	406,813	323,732
Notes payable	35,000	35,000
Notes payable – related parties	1,774,445	32,725
Customer deposit - current	75,951	–
Derivative liabilities	21,546,468	1,992,754

Total current liabilities	25,463,336	4,724,518

Customer deposit	227,662	–

Total liabilities	25,690,998	4,724,518

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized September 30, 2025 and December 31, 2024; none issued and outstanding	–	–
Common shares, $0.001 par value, 7,000,000,000 and 950,000,000 shares authorized September 30, 2025 and December 31, 2024; 2,438,304,765 and 390,687,459 shares issued and outstanding, September 30, 2025 and December 31, 2024	2,438,304	390,687
Additional paid-in capital	32,801,079	35,371,266
Accumulated deficit	(54,847,057)	(40,484,968)
Total Stockholders’ deficit	(19,607,674)	(4,723,015)

Total liabilities and stockholders’ deficit	$6,083,324	$1,503

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating expenses:
General and administrative expenses	$734,255	$380,738	$26,111,770	$1,098,156
Loss on cryptocurrencies	–	–	34	4,600
Total operating expenses	734,255	380,738	26,111,804	1,102,756

Loss from operations	(734,255)	(380,738)	(26,111,804)	(1,102,756)

Other income (expense):
Interest expense	(5,869,219)	(13,493)	(5,900,783)	(56,045)
Other expense	–	50	–	(10)
Refund of equipment deposit	–	275,000	–	425,000
Change in fair value of derivatives	16,940,747	(1,279,091)	17,798,551	(1,431,143)
Loss on settlement	–	–	(148,053)	–
Total other income (expense), net	11,071,528	(1,017,534)	11,749,715	(1,062,198)

Income (loss) before provision for income taxes	10,337,273	(1,398,272)	(14,362,089)	(2,164,954)

Provision for income taxes	–	–	–	–

Net income (loss)	$10,337,273	$(1,398,272)	$(14,362,089)	$(2,164,954)

Loss per common share – basic	$0.00	$(0.00)	$(0.01)	$(0.01)
Loss per common share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic	2,374,178,888	390,687,459	1,635,383,066	390,687,459
Weighted average shares outstanding – diluted	4,155,663,109	390,687,459	1,635,383,066	390,687,459

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

					Total
		Common	Additional		Stockholders'
	Common	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2024	390,687,459	$390,687	$35,371,266	$(40,484,968)	$(4,723,015)
Stock-based compensation	–	–	21,679,711	–	21,679,711
Net loss	–	–	–	(20,872,081)	(20,872,081)
Balance March 31, 2025	390,687,459	390,687	57,050,977	(61,357,049)	(3,915,385)
Shares issued for cash	38,510,911	38,511	261,489	–	300,000
Shares issued for settlement of accrued salary	513,320,326	513,320	1,026,641	–	1,539,961
Shares issued for asset acquisition	1,260,246,354	1,260,246	1,890,370	–	3,150,616
Shares issued for conversion of notes payable and settlement of derivative	92,119,909	92,120	548,388	–	640,508
Shares issued for compensation	7,500,000	7,500	18,750	–	26,250
Stock options issued for settlement of accrued salary	–	–	100,000	–	100,000
Stock-based compensation	–	–	2,567,176	–	2,567,176
Net loss	–	–	–	(3,827,281)	(3,827,281)
Balance June 30, 2025	2,302,384,959	2,302,384	63,463,791	(65,184,330)	581,845
Shares issued for inducement of convertible notes	20,400,000	20,400	356,743	–	377,143
Shares issued for conversion of notes payable and settlement of derivative	83,019,806	83,020	694,938	–	777,958
Shares issued for deferred offering costs	25,000,000	25,000	470,000	–	495,000
Shares issued for compensation	7,500,000	7,500	159,000	–	166,500
Relief of warrant derivative liability upon conversion of notes payable	–	–	52,096	–	52,096
Establishment of derivative liability upon issuance of convertible notes	–	–	(32,395,489)	–	(32,395,489)
Net income	–	–	–	10,337,273	10,337,273
Balance September 30, 2025	2,438,304,765	$2,438,304	$32,801,079	$(54,847,057)	$(19,607,674)

Balance December 31, 2023	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)
Net loss	–	–	–	(451,204)	(451,204)
Balance March 31, 2024	390,687,459	390,687	35,371,266	(39,346,113)	(3,584,160)
Net income	–	–	–	(315,478)	(315,478
Balance June 30, 2024	390,687,459	390,687	35,371,266	(39,661,591)	(3,899,638)
Net income	–	–	–	(1,398,272)	(1,398,272)
Balance September 30, 2024	390,687,459	$390,687	$35,371,266	$(41,059,863)	$(5,297,910)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024

Operating Activities:
Net loss	$(14,362,089)	$(2,164,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts	30,933	11,231
Depreciation expense	199,936	–
Loss on settlement of notes payable	148,053	–
Stock-based compensation	24,439,637	–
Change in fair value of cryptocurrencies	34	4,600
Change in fair value of derivative liabilities	(17,798,551)	1,431,143
Interest expense added to principal	111,880	–
Derivative liability charged to interest at note inception	5,665,276	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,906)	18,890
Other current assets	(90,026)	–
Accounts payable and accrued expenses	459,871	68,492
Accrued payroll	543,860	653,338
Customer deposit	303,613	–
Net cash provided by (used in) operating activities	(352,479)	22,740

Investing Activities:
Purchase of property and equipment	(47,916)	–
Cash paid for asset acquisition	(183,000)	–
Advance of unsecured funds in connection with proposed business acquisition	(260,000)	–
Purchase of cryptocurrencies	–	(4,600)
Net cash provided by (used in) investing activities	(490,916)	(4,600)

Financing Activities:
Proceeds from sale of common share	300,000	–
Repayment of related party advances	(8,280)	–
Proceeds from related party advances	–	16,725
Proceeds from convertible notes	852,000	–
Payments on convertible notes	–	(30,000)
Net cash provided by (used in) financing activities	1,143,720	(13,275)

Net change in cash	300,325	4,865
Cash - beginning of period	103	298
Cash - end of period	$300,428	$5,163

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for asset acquisition	$3,150,616	$–
Note Payable assumed for asset acquisition	$1,750,000	$–
Shares issued for settlement of accrued salary	$1,539,961	$–
Modification of stock options for settlement of accrued salary	$100,000	$–
Conversion of notes payable and derivative liabilities	$1,376,117	$–
Relief of warrant derivative liability upon settlement of notes	$52,096	$–
Establishment of new derivative liability on warrants	$32,395,489	$–
Shares issued for inducement into convertible notes recorded as discount on notes	$377,143	$–
Derivative liability upon note issuance recorded as discount on notes	$210,857	$–
Shares issued for deferred offering costs	$495,000	$–

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

Principals of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, EdgeMode, Edgemode Mine Co UK Limited, and Synthesis Analytics Production, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$21,546,468

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,992,754

The Company had no assets valued using level 1, level 2, or level 3 inputs as of September 30, 2025 or December 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2025. As a result of the de minimis balances of cryptocurrencies held as of December 31, 2024 and the current fair value as of September 30, 2025, the Company recorded all changes in fair value in the current period with no cumulative effect on the opening balance of retained earnings.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2025, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

Pursuant to the terms of the Share Exchange (as defined below) the Edgemode board of directors increased the number of seats on the board to three members and Niclas Adler, the chief executive officer of Synthesis Analytics Production, Ltd., an England and Wales private company (“SAPL”), was appointed to fill the vacancy. The board further approved Edgemode to enter into an employment agreement with Dr. Adler and appoint Dr. Adler as Chief Technology Officer of Edgemode (the “Adler Employment Agreement”). Pursuant to the terms of the Adler Employment Agreement, Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment. Mr. Adler subsequently resigned from the board.

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

During the nine months ended September 30, 2025, in satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) agreed to issue to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price of $0.003 per share and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023, which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of February 1, 2025. As a result of the removal of the vesting conditions on the outstanding options, the Company recorded $21,679,711 in stock-based compensation during the nine months ending September 30, 2025.

In addition, in satisfaction of $50,000 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company amended each of Mr. Faulkner and Mr. Wajcenberg options to purchase up to: (1) 31,979,352 shares of the Company’s common stock dated January 31, 2022, exercisable at $0.06 per share (the “January 2022 Grants”); (2) 76,619,303 shares of the Company’s common stock dated September 12, 2022, as amended, exercisable at $0.10 per share (the “September 2022 Grants”) and (3) 77,000,000 shares of the Company’s common stock dated March 1, 2023, exercisable at $0.04 per share (the “2023 Grants”; the January 2022 Grants, September 2022 Grants, and the March 2023 Grants; collectively the “Option Grants”), to reduce the exercise price of the Option Grants to $0.005 per share. The options were revalued on the modification date for the change in exercise price using a the Black-Scholes option pricing model and the fair value of the options under the new terms as compared to the old terms did not result in an incremental increase in fair value in excess of the salary settled.

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

As of September 30, 2025 and December 31, 2024 the Company owed the executive officers of the Company $407,990 and $1,616,090 in accrued payroll for services performed.

As of September 30, 2025 and December 31, 2024, the Company owed the executive officers $24,455 and $32,725, respectively, for working capital advances. The advances are non-interest bearing and are due on demand. During the nine months ending September 30, 2025, An officer paid $1,620 on behalf of the Company and the Company repaid $9,900 of the amounts owed.

NOTE 5 – Asset Acquisition

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, SAPL and Adler Capital Limited, a company registered in Hong Kong, and the sole shareholder of SAPL (“ACL”), closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time with a fair value of $3,150,616 based on the closing price on the closing date. At the time of acquisition SAPL owns a piece of land, various power and connection agreements to the Marviken data center and an option to enter into a lease for a 1,100 square meter building at the Marviken location. At the time of the acquisition the option agreement had a remaining term of 9 months, which the Company will make 9 remaining monthly payments of approximately $30,000. As of September 30, 2025, the Company has three months remaining on the option term with an estimated value of $180,053 classified under other current assets on the accompanying balance sheet. As of September 30, 2025, no additional payments have been made on the option agreement and the Company owes, $270,079, which is included in accounts payable and accrued expenses on the balance sheet.

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

NOTE 6 – Unsecured Advances

During the nine months ended September 30, 2025, the Company advanced $260,000 of cash for working capital needs to Blackberry AIF S.L. (“BAIF”). The advances are unsecured and bear no interest. The advances were made in connection with the acquisition of the outstanding shares of BAIF for the purpose of financing the buildout of properties for HPC facilities leased by BAIF. See “Note 11 – Subsequent Events.”

NOTE 7 – Equity

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

Series B

On July 19, 2022, the Company designated 1,000,000 shares of its original 5,000,000 authorized shares of Preferred Stock as Series B Preferred Stock with a $0.001 par value and a stated value of $1.00 per share. The Series B Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series B Convertible Preferred Stock has an 8% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series B Convertible Preferred Stock, alter or changes the rights of the Series B Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series B Convertible Preferred Stock, increase the authorized shares of Series B Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series B Convertible Preferred Stock may be converted into common stock at a price based on 65% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series B Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 25%. The Series B Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series B Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480. As of September 30, 2025, there are no shares of the Series B preferred shares outstanding.

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

Common shares

As of September 30, 2025, the Company has authorized 7,000,000,000 shares of common stock, par value of $0.001, and, as of September 30, 2025, has issued 2,438,304,765 shares of common stock. All of the common shares have the same voting rights and liquidation preferences. On February 27, 2025, the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock. The Charter Amendment was effective on April 7, 2025.

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

As discussed in Note 7 below, the Company issued 175,139,715 shares of common stock for the conversion of notes payable.

As discussed in Note 7 below, the Company issued 20,400,000 shares of common stock in connection with the issuance of convertible notes payable.

During the nine months ended September 30, 2025, the Company received $300,000 in cash proceeds for the sale of 38,510,911 shares of common stock.

During the nine months ended September 30, 2025, the Company issued 15,000,000 shares of restricted common stock for services to an outside consultant for an aggregate value of $192,750. On the date of issuance, the shares are fully earned and non-forfeitable.

Equity Line of Credit Agreement

On September 4, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an Accredited Investor (“Investor”). Pursuant to the ELOC Agreement, the Company agreed to sell, and the Investor agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”).

The transactions contemplated by the ELOC Agreement are subject to the Company registering the Investor’s resale of the Purchase Shares on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Concurrent with the execution of the ELOC Agreement, the Company entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-1 (the “ELOC Registration Statement”) with the SEC covering the resale of the Purchase Shares sold under the ELOC, within 45 days of the date of execution of the ELOC Agreement and Registration Rights Agreement and to use its best efforts to have the Registration Statement and any amendment declared effective by the SEC at the earliest possible date. The registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations and are subject to customary indemnification and contribution provisions.

In connection with entering into the ELOC Agreement, the Company agreed to immediately issue to the Purchaser, 25,000,000 restricted shares of common stock as commitment shares. The commitment shares were recorded at their fair value based on the closing price on date of issuance, or $495,000 and are recorded as deferred offering cost and will reduce the net proceeds received once the ELOC shares are sold.

As of September 30, 2025, no shares have been sold under the ELOC.

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

During the nine months ended September 30, 2025, the Company issued stock options to purchase up to 900,175,966 shares of common stock as discussed in Note 4 above to the directors of the Company at an exercise price of $0.005, which vested immediately and have a term of 5 years.

During the nine months ended September 30, 2025, the Company issued stock options to purchase up to 128,596,567 shares of common stock to a consultant of the Company at an exercise price of $0.005, which vested immediately and have a term of 5 years.

The fair value of the common stock options was estimated using a black-sholes model with the following assumptions:

Stock price	$0.0025
Exercise price	$0.005
Expected term	2.5 - 5 years
Volatility	311.87% - 401.47%
Dividend Yield	0%
Risk-free rate	3.73% - 3.82%
Common stock option fair value	$2,567,176

During the nine months ended September 30, 2025 and 2024, the Company recorded $24,246,887 and $0, respectively of stock-based compensation related to the common stock option transactions. As of September 30, 2025, the Company has $849,996 of value remaining to be expensed based upon completions of milestones.

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	398,284,669	$0.09
Granted	1,028,772,533	0.005
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2025	1,427,057,202	$0.011

As of September 30, 2025, the Company had 1,426,919,729 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.82 years as of September 30, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2025, the intrinsic value for the options vested and outstanding was $47,598,995 and $47,604,357, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	9,530,000	$0.50
Granted	466,970,000	0.01
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2025	476,500,000	$0.01

On September 15, 2025, as a result of the new issuance of convertible notes with an exercise price lower than the current exercise price listed in the notes, the outstanding warrants were repriced to the new exercise price with a reciprocal increase in the number of outstanding warrants. As a result the Company issued 466,970,000 new warrants and all warrants have an exercise price of $0.01. The Company did not record any additional expense or deemed dividend upon the reprice event under the provision of ASC 815-40. The weighted average remaining life of all outstanding stock warrants was 1.14 years as of September 30, 2025.

NOTE 8 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC (“1800 Diagonal”), an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of the issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the nine months ended September 30, 2025 the Company issued 15,431,359 shares for the conversion of the outstanding principal and accrued interest of $31,564. As of September 30, 2025, the note has been settled in full.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962, which bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024 (the “Convertible Note”). The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company, beginning on the sixth-month anniversary, at a rate of 65% of the average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the nine months ended September 30, 2025 the Company issued 51,805,600 shares for the conversion of the outstanding principal and accrued interest of $107,426. As of September 30, 2025, the note has been settled in full.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the nine months ended September 30, 2025 the Company issued 46,214,206 shares for the conversion of the outstanding principal and accrued interest of $98,436. As of September 30, 2025, the note has been settled in full.

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

Other Convertible Promissory Notes

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000 (the “April 25, 2023 Note”). The Company received proceeds of $60,000 in consideration of issuance of the April 25, 2023 Note. The April 25, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 25, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the nine months ended September 30, 2025 the Company issued 31,500,000 shares for the settlement of the outstanding principal and accrued interest of $63,000, which resulted in a loss on settlement of $75,600. As of September 30, 2025, the note has been settled in full.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 (the “April 26, 2023 Note”). The Company received gross proceeds of $57,502 in consideration of issuance of the April 26, 2023 Note. The April 26, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 26, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the nine months ended September 30, 2025 the Company issued 30,188,550 shares for the settlement of the outstanding principal and accrued interest of $60,377, which resulted in a loss on settlement of $72,453. As of September 30, 2025, the note has been settled in full.

On August 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600. The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The Promissory Note shall incur a one-time interest charge of 15%, which is added to the principal balance, has a maturity date of May 16, 2026. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 is being amortized to interest expense over the respective term of the note.

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink, pursuant to which the Company sold ClearThink the “First Promissory Note” in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The Promissory Note shall incur a one-time interest charge of 12%, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $22,500 is being amortized to interest expense over the respective term of the note.

On September 9, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600 for which The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 is being amortized to interest expense over the respective term of the note.

On September 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an accredited investor an unsecured original issue discount promissory note in the principal amount of $287,500 for which the Company received net proceeds of $244,000 after original issue discount of $37,500 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10%, which is added to the principal balance, and has a maturity date of September 15, 2026. In connection with the agreement, the Company issued to the accredited investor 8,500,000 shares of common stock as inducement shares with relative fair value of $174,517 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $287,500 is being amortized to interest expense over the respective term of the note.

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10%, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $121,000 is being amortized to interest expense over the respective term of the note.

On September 23, 2025, the Company entered into a security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10%, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $143,750 is being amortized to interest expense over the respective term of the note.

On September 23, 2025, the Company entered into a second security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10%, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $143,750 is being amortized to interest expense over the respective term of the note.

During the nine months ended September 30, 2025, the Company recorded debt discount amortization expense of $30,933 and expects to amortize the remaining $730,500 of discount over the remaining maturities of the outstanding notes.

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

	As of September 30, 2025
	Conversion Option	Warrants

Volatility	772.85%	772.85%
Dividend Yield	0%	0%
Risk-free rate	3.68%	3.68%
Expected term	1 year	1-1.40 years
Stock price	$0.039	$0.039
Exercise price	$0.01	$0.01
Derivative liability fair value	$2,972,586	$18,573,882
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of September 30, 2025	75,270,000	476,500,000

	As of December 31, 2024
	Conversion Option	Warrants

Volatility	406.93%	301.31%
Dividend Yield	0%	0%
Risk-free rate	4.16%	4.27%
Expected term	1 year	1.71-2.15 years
Stock price	$0.003	$0.003
Exercise price	$0.0004-0.01	$0.5
Derivative liability fair value	$1,973,641	$19,112
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2024	668,516,113	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2025:

Fair value as of December 31, 2024	$1,992,754
Establishment of derivative liability upon issuance of notes	5,876,133
Establishment of derivative liability on tainted warrants	32,395,489
Extinguishment due to conversion	(919,357)
Change in fair value of derivatives	(17,798,551)
Fair value as of September 30, 2025	$21,546,468

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $17,778,006 during the nine months ended September 30, 2025 and a day one loss charged to interest expense of $5,662,276. In addition, as a result of the variable conversion features, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 9 – Customer Deposits

On January 21, 2025, the Company entered into a Master Services Agreement with Cudo Ventures Ltd (“Cudo), a cloud computing company. Under this agreement, the Company will provide Tier 3 data center hosting infrastructure and colocation services to Cudo. The Master Services Agreement supports a 1 MW capacity during a five year term at our Marviken data center and is accompanied by a strict service level agreement to ensure 99% up time which can be terminated early by either party if certain conditions are met. The colocation space is designated for SingularityNet’s 1st modular datacenter container from Ecoblox. The Company will also provide optional smart hands engineering support at an hourly rate of $130 per hour, with a 50% premium for evening and weekend services. In consideration of the services, the Company shall receive electricity fees passed through at a variable base cost multiplied be estimated usage plus an admin charge capped at 5%. The minimum fee increase of 3% is waived for the first 3 years and annual CPI increase is capped at 2% for the first three years and 5% for the final two years. The monthly rental payable is $75,887. On February 18, 2025, an initial payment of $303,549 was made to the Company consisting of a $227,662 deposit, which is refundable at the end of the term of the Master Services Agreement, and the first month’s rental payment of $75,887. As of September 30, 2025, the Company has not yet provided any of the service obligations under the agreement.

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

NOTE 11 – Subsequent Events

Effective October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 in consideration of issuance of the unsecured original discount promissory note and the proceeds from the sale shall be used for working capital. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

On October 9, 2025, the Company issued 6,666,667 shares of restricted common stock to an accredited investor in consideration of gross proceeds of $200,000.

Subsequent to September 30, 2025, the Company has issued 6,833,333 shares of restricted common stock for services to outside consultants. On the date of issuance, the shares are fully earned and non-forfeitable.

Subsequent to September 30, 2025 and through November 12, 2025, the Company has issued an aggregate of 112,773,601 shares of restricted common stock for the cashless exercise of an aggregate of 146,000,000 common stock warrants held by 16 warrant holders.

Subsequent to September 30, 2025, the Company has issued 404,005,115 shares of restricted common stock for the cashless exercise of 442,792,088 common stock options by the Company’s chief financial officer.

The Company and BAIF entered into a memorandum of understanding dated October 15, 2025 (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (the “SPV”) which was organized by the Company on October 23, 2025. On November 6, 2025 the SPV and BAIF entered into a share purchase agreement (the “SPV SPA”). The SPV is owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. The SPV has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of the SPV. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

The Company and BAIF intend to use the Spain Leases to develop and operate high-performance computing (HPC) datacenter sites. Upon execution of the MOU the Company paid BAIF $250,000 and the Company paid BAIF an additional $250,000 on the closing of the SPV SPA. The Company intends to issue Mr. Mora options to purchase 250,000,000 shares of the Company’s common stock at an exercise price to be determined prior to issuance. In addition, the SPV will enter into an employment agreement with Mr. Mora with an annual base salary of $400,000 and additional equity and cash incentives. The Company intends to develop the sites as gas powered fully autonomous energy islands for Tier 3 level uptime AI data centers. The total capacity to be developed across the 5 sites is anticipated to be up to 1.8 Gigawatts. We believe that since the sites will be autonomous energy islands no grid connection is required and there will be no material reliance on grid infrastructure. Thereby, subject to financing, reducing time to power for our data center clients to 18 months. The total capacity of the sites is planned to be 360 MW per site. An application to connect to the local gas pipeline for gas supply has already been made and approval is expected to be received within 30 days. The Company is negotiating a power purchase agreement with an energy company to develop a 360MW gas turbine facility to convert gas fuel into electricity. In addition, the Company is in negotiation for a 90 MW gas Fuel cell power facility to be supplied under a power purchase agreement for each site. The Company will need to secure fibre connections, environmental permits and all necessary contractor permits. The sites will then be classed at Ready to Build (RTB) as the Company intends to sell the sites on a RTB basis. We estimate the Company will require $5 million of working capital to achieve full RTB status on all 5 sites. Additional capital is required to develop the sites and the further development of the datacenters to RTB will require substantial capital. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the datacenters ultimately developed and sold or become operational.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2025 (the “2025 Quarter”) with those for the three months ended September 30, 2024 (the “2024 Quarter”) and our consolidated results of operations for the nine months ended September 30, 2025 (the “2025 Period”) with those for the nine months ended September 30, 2024 (the “2024 Period”).

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

Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers that we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future. Our business strategy requires immediate funding of approximately $5,000,000 to enable us to commence our new operations and repay debt, as well as additional significant financing to develop and expand our new operations. There are no assurances that we will raise sufficient capital to execute our business plan or satisfy our liabilities. See the “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2024 and Form 8-K Current Report dated April 8, 2025.

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

Gas Powered Tier 3 AI Data center development

See “Note 11 Subsequent Events” to the financial statements included in this report for a description of memorandum of understanding dated October 15, 2025 between the Company and BAIF for the purposes of organizing the SPV and the SPV SPA and for a discussion of the Company’s plan of operations for the SPA and the Spain Leases. There are no assurances the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the datacenters ultimately developed and sold or become operational.

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates”. There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited consolidated financial statements.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Results of operations

Our operating expenses for the 2025 Quarter was $734,255 compared to $380,738, for the 2024 Quarter, an increase of 93%. In the 2025 Quarter, the Company incurred stock-based compensation expense of $166,500 compared to $0 for the 2024 Quarter. The stock-based compensation for the 2025 Quarter was related to shares issued to a consultant for services performed.

Our other income for the 2025 Quarter was $11,071,528 compared to other expense of $1,017,534 for the 2024 Quarter. Other expense in the 2025 quarter was comprised of $5,869,219 in interest expense, comprised of $5,665,276 of day one charges related to the derivative liabilities offset by the $16,940,747 for the gain on the change in fair value of derivative liabilities. Other expense in the 2024 quarter was comprised of $13,493 in interest expense and $1,279,091 for the loss on the change in fair value of derivative liabilities offset by income of $275,000 on the refund of an equipment deposit.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Results of operations

Our operating expenses for the 2025 Period was $26,111,804 compared to $1,102,756, for the 2024 Period, an increase of 2,278%. In the 2025 Period, the Company incurred stock-based compensation expense of $24,439,637 compared to $0 for the 2024 Period. The stock-based compensation for the 2025 Quarter was related to the amendment of options to the officers of the Company and issuance of shares to an outside consultant.

Our other income for the 2025 Period was $11,749,715 compared to other expense of $1,062,198 for the 2024 Period. Other income in the 2025 Period was comprised of $5,900,783 in interest expense comprised of $5,665,276 of day one charges related to the derivative liabilities, $17,798,551 for the gain on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt. Other expense in the 2024 period was comprised of $56,045 in interest expense and $1,431,143 for the loss on the change in fair value of derivative liabilities offset by income of $425,000 on the refund of an equipment deposit.

Liquidity and Capital Resources

As of November 14, 2025, the Company had approximately $650,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the nine months ended September 30, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, through the date of this filing in 2025 we have sold 45,177,578 shares of restricted common stock to accredited investors in consideration of $500,000. On April 7, 2025, we executed the Share Exchange with SAPL. On 15th October 2025 we entered into a binding MOU with BAIF to acquire 5 properties in Spain and, now, we are seeking to raise at least $5,000,000 to commence our HPC hosting operations and develop our gas powered AI data centers and generate revenue. We require significant funding to develop our HPC operations. We have received cash proceeds $1,096,000 from the issuance of convertible notes payable during 2025. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

Summary of cash flows

	September 30, 2025	September 30, 2024
Net cash provided by (used in) operating activities	$(352,479)	$22,740
Net cash provided by (used in) investing activities	$(490,916)	$(4,600)
Net cash provided by (used in) financing activities	$1,143,720	$(13,275)

During the 2025 Quarter and the 2024 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2025 period, cash used in operating activities of $352,479 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $14,362,089 and stock-based compensation of $24,439,637, and change in the fair value of derivative liabilities of $17,798,551 and day one interest charge of $5,665,276.

During the 2024 Period, cash provided by operating activities of $22,740 primarily resulted from the refund of prepaid hosting services, offset by the net loss of $2,164,954, change in fair value of derivative liabilities of $1,431,143, increases in accounts payable and accrued expenses of $68,492 and increases in accrued payroll of $653,338.

Investing Activities

During the 2025 Period, the Company paid $47,916 of cash for assets in the construction of the HPC facility, $183,000 in connection with the acquisition of SAPL, and advanced $260,000 of cash for working capital needs in connection with the business acquisition of BAIF for purposes of financing the construction of the HPC facility.

Cash used in investing activities in the 2024 Period of $4,600 resulted from the purchase of cryptocurrency assets.

Financing Activities

During the 2025 Period, the Company received $300,000 in cash proceeds in connection with the sale of shares of common stock of the Company and $852,000 in cash proceeds from convertible notes payable offset by net repayments of related party advances of $8,280.

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

From time to time, the Company may become a party to legal actions or proceedings in the ordinary course of its business. At September 30, 2025, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to the Company’s interests, the Company believes would be material to its operation or cash flow.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2024 and Form 8-K Current Report dated April 8, 2025 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise previously disclosed during the period covered by this report there were no additional unregistered sales of the Company’s equity securities during the three months ended September 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

See “Note 11 Subsequent Events” to the financial statements included in this report for a description of memorandum of understanding dated October 15, 2025 between the Company and BAIF for the purposes of organizing the SPV and the SPV SPA and for a discussion of the Company’s plan of operations for the SPA and the Spain Leases. There are no assurances the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the datacenters ultimately developed and sold or become operational. The MOU, the SPV SPA, the Articles of Association of DC Estate Solutions Cayman Limited (the “Articles of Association”) and each of the five Spain Leases are filed as Exhibits 2.3, 2.4, 3.4, 10.28, 10.29, 10.30, 10.31 and 10.32 hereto, respectively, and are incorporated by reference into this Quarterly Report on Form 10-Q. The foregoing description of the terms of the MOU, the SPV SPA, the Articles of Association and each of the five Spain Leases are qualified in their entirety by reference to such exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  November 14, 2025

EDGEMODE, INC.

By: /s/Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)\

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization +	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited	8-K	4/8/2025	2.1
2.3	Memorandum of Understanding dated October 15, 2025 by and between Edgemode, Inc and Blackberry AIF, S.L.				Filed
2.4	Share Purchase Agreement effective November 6, 2025 by and between DC Estate Solutions Cayman Limited and Blackberry AIF, S.L.				Filed
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series C Preferred Stock	8-K	3/4/2025	3.1
3.4	Articles of Association of DC Estate Solutions Cayman Limited				Filed
10.1	Master Services Agreement with Cudo Ventures	8-K	2/24/2025	10.1
10.2	Simon Wajcenberg Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.2
10.3	Charles Faulkner Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.3
10.4	Amendment to Simon Wajcenberg Stock Option Grant dated February 20, 2025	8-K	2/24/2025	10.4
10.5	Amendment to Charles Faulkner Stock Option Grant dated February 20, 2025	8-K	2/24/2025	10.5
10.6	Amendment to Simon Wajcenberg Stock Option Grant dated April 2, 2025	8-K	4/2/2025	10.1
10.7	Amendment to Charles Faulkner Stock Option Grant dated April 2, 2025	8-K	4/2/2025	10.2
10.8	Executive Employment Agreement Effective April 7, 2025 between Edgemode, Inc. and Niclas Adler	8-K	4/8/2025	10.1
10.9	Consultancy Agreement by and between AI Capital Mineco Limited and Edgemode, Inc. effective April 7, 2025	8-K	4/8/2025	10.2
10.10	Form of Amendment No.1 to Executive Employment Agreement	8-K	4/8/2025	10.3
10.11	Form of Stock Option Grant	8-K	4/8/2025	10.4
10.12	Power Purchase Agreement between SAPL and Marviken One dated December 27, 2024, as amended on February 20, 2025	8-K	4/8/2025	10.5
10.13	Building Lease between SAPL and Marviken One dated December 27, 2024	8-K	4/8/2025	10.6
10.14	Property Purchase Agreement between SAPL and Marviken One dated December 4, 2024	8-K	4/8/2025	10.7
10.15	Cooling Agreement between SAPL and Marviken One dated December 27, 2024	8-K	4/8/2025	10.8
10.16	5% Promissory Note issued by Synthesis Analytics Ltd. in favor of Marviken Two dated December 4, 2024	8-K	4/8/2025	10.9
10.17	Intellectual Property Agreement between SAPL and ACL dated August 31, 2024	8-K	4/8/2025	10.10
10.18	Cordoba Land Lease Agreement dated July 18, 2024 by and between Antonio Perez and Jose Mora				Filed
10.19	Vianos Land Lease Agreement dated November 4, 2024 by and between Jose Garcia and Jose Mora				Filed
10.20	Torrecampo Land Lease Agreement dated March 3, 2025 by and between Julian Cabrera and Jose Mora				Filed
10.21	Malpica Land Lease Agreement dated February 24, 2025 by and between Francisco Partearroyo and Jose Mora				Filed
10.22	Caceres Land Lease Agreement dated May 26, 2025 by and between Antonio Andrada Partearroyo and Jose Mora				Filed
10.23	Vianos Land Lease Assignment Agreement dated December 18, 2024 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.				Filed

10.24	Malpica Land Lease Assignment Agreement dated March 6, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	Filed
10.25	Torrecampo Land Lease Assignment Agreement dated March 25, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIG S.L	Filed
10.26	Cordoba Land Lease Assignment Agreement dated March 20, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	Filed
10.27	Caceres Land Lease Assignment Agreement dated May 29, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	Filed
10.28	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Cordoba S.L.	Filed
10.29	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Vianos S.L.	Filed
10.30	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Torrecampo S.L.	Filed
10.31	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Malpica S.L.	Filed
10.32	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Caceres S.L.	Filed
31.1	CEO Certification (302)	Filed
31.2	CFO Certification (302)	Filed
32.1	CEO Certification (906)	Furnished
32.2	CFO Certification (906)	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

