Form 10-K
period 2025-12-31
Edgemode, Inc.
filed 2026-04-13
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 000-55647

Edgemode, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-4046237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	954-380-3343

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,072,762 on June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,546,009,459 shares of common stock are issued and outstanding as of April 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Overview

Edgemode, Inc. was incorporated under the laws of the State of Nevada in 2011. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024 and 2025, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to our now-planned strategic transition from cryptocurrency mining to artificial intelligence (“AI”) data center and energy infrastructure development.

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), the Company and Synthesis Analytics Production, Ltd. (“SAPL”) and Adler Capital Limited (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange”) and an employment agreement between the Company and Mr. Niclas Adler (the “Employment Agreement”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, began designing, building, and operating digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. The acquisition of SAPL enabled the Company to begin to leverage SAPL’s existing infrastructure and expertise to meet the growing demand for data center facilities for third-party customers focused on cloud computing as well as machine learning and artificial intelligence.

In or around May 2025, the Company discovered that Synthesis Analytics Production Ltd. and ACL breached material representations and warranties under the Share Exchange. The Employment Agreement was terminated on or about September 1, 2025, upon Dr. Adler’s resignation. Pursuant to a letter dated December 8, 2025 and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange and the Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

The Company and BAIF intend to use the Spain Leases to develop and operate HPC data center sites. The Company paid BAIF $250,000 upon execution of the MOU and an additional $250,000 on the closing of the SPV SPA. The Company intends to develop the sites as gas powered fully autonomous energy islands for Tier 3 level uptime AI data centers. The total capacity to be developed across the five sites is anticipated to be up to 1.8 Gigawatts. We believe that since the sites will be autonomous energy islands no grid connection is required and there will be no material reliance on grid infrastructure. Thereby, subject to financing, reducing time to power for our data center clients to 18 months. The total capacity of the sites is planned to be 360 MW per site. An application to connect to the local gas pipeline for gas supply has already been made and approval has been received. The Company is negotiating a power purchase agreement with an energy company to develop a 360MW gas Solid Oxide Fuel Cell facility to convert gas fuel into electricity. The Company will need to secure fibre connections, environmental permits and all necessary contractor permits. The sites will then be classed at Ready to Build (“RTB”) as the Company intends to sell the sites on a RTB basis. We estimate the Company will require $5 million of working capital to achieve full RTB status on all five sites. Additional capital is required to develop the sites and the further development of the data centers to RTB will require substantial capital. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the data centers ultimately developed and sold or become operational.

The Company’s goal is to utilize the assets we have acquired via the purchase of BAIF sites to develop AI data center and energy infrastructure, which will provide consistent dollar-based revenue and which represent substantially less risk than our historical digital asset self-mining operations. Our intent is to focus our business on development and marketing efforts to build data centers and expand our AI data center customer base.

Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of high-performance computing data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

Additionally, pursuant to the JVA, DC Estate Solutions’ equity interests in the SPVs are subject to the Company making minimum aggregate cash payments and contributions to DC Estate Solutions (including amount payable under the SPV SPA) in the amount of $8,750,000 USD, which shall be distributed to BAIF (the “BAIF Funding”). If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

Further, effective January 27, 2026, the Company, BAIF and DC Estate Solutions entered into an addendum to the JVA (the “Addendum”) to account for the development of additional Data Centers in (i) Villasequilla, Spain 600 MW, (ii) Tomelloso, Spain 450 MW (collectively, with the above-mentioned Spain Leases, the “Spain Leases”) and (iii) Tocumen, Panama 1000 MW (the “Panama Lease”). The Villasequilla and Tomelloso data centers shall each be owned by Spanish special purpose vehicles, DC Villasequilla SL and DC Tomelloso SL, respectively, and shall subsequently be assigned to DC Estate Solutions. The Tocumen data center shall be owned by a Panamanian special purpose vehicle, DC Tocumen SA, which shall subsequently be assigned to DC Estate Solutions. The Company, in addition to the already agreed upon $125,000 USD monthly payments, agreed to fund the development of the additional Data Centers by paying a minimum of $2,400,000 USD payable in monthly installments of $100,000 USD monthly payments to DC Estate Solutions commencing on May 1, 2026 for a minimum of 24 months, thereby increasing the minimum BAIF Funding amount to a total of $11,150,000 USD. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, an additional stock option to acquire 150,000,000 shares of the Company’s common stock (the “Second Mora Option”) at an exercise price of $0.02 per share. The Second Mora Option is fully vested and exercisable as of the grant date and terminates on the earlier of (i) five years following the date of the Second Mora Option or (ii) the termination of the JVA.

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with the such shares being fully paid and non-assessable on the date of execution of the Second Addendum.

Business Strategy

Our business focus is to generate revenue and achieve profitability by building large-scale data center infrastructure configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning, and artificial intelligence and maximizing the use of assets acquired in a recent acquisition. We intend to strategically develop and to work to make operational the infrastructure necessary to support our contractual commitments to our HPC customers and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the HPC hosting market to expand our business using our knowledge, expertise, and existing and future infrastructure where favorable market opportunities exist. We have not yet generated any revenues to date and require significant financing to develop our business.

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

Products and Services

AI Data Center Infrastructure Development

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

Our AI Data Center Infrastructure revenue will be generated by licensing colocation data center space and related services to a licensee at the Data Centers in Spain and Panama. Clients may choose to acquire our sites at RTB or contract with us to build the data center on our site to their specification and enter into a license agreement. These licensing agreements and orders include lease components, non-lease components (such as power delivery, physical security, maintenance and other billable expenses), as well as non-component elements such as taxes. Under these contracts, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HPC colocation leases may include all or portions of a data center, where customers may also lease office space to support their colocation operations where revenue is primarily based on power usage as well as square footage.

On January 21, 2025, the Company entered into the Master Services Agreement with Cudo Ventures Ltd, a cloud computing company (“Cudo”). Under this agreement, the Company agreed to provide Tier 3 data center hosting infrastructure and colocation services to Cudo. The Master Services Agreement supported a 1 MW capacity during a five year term at our previously planned Marviken data center. On February 18, 2025, Cudo made an initial payment of $303,549 to the Company consisting of a $227,662 deposit, which was intended to be refundable at the end of the term of the Master Services Agreement, and the first month’s rental payment of $75,887. The initial payment was primarily used to buildout the data center, including installing electrical and other infrastructure in order to support Cudo’s hardware through the advance of $183,000 to SAPL. The Master Services Agreement term commenced on April 8, 2025 when Cudo’s hardware was delivered to our data center. However, as a result of the Company’s intention to rescind the SAPL Share Exchange, the Master Services Agreement was terminated and the Company is obligated to refund the deposit paid thereunder.

Competition and Market Conditions

The AI data center market is highly competitive. In the AI data center market, we compete with numerous established data center providers, including Equinix, Inc., Digital Realty Trust, NTT, Switch, Inc., and Core Scientific, Inc., as well as private operators specializing in HPC or colocation services, and digital asset miners looking to convert existing digital mining facilities into HPC colocation facilities. Many of these competitors are better established, have better brand recognition, are well capitalized, and organized to take advantage of certain tax benefits for their investors, lowering their external cost of capital. Many of our competitors seek to establish data centers in the same geographic regions as we do and compete for the same sources of power, equipment, and customers as our Company. Competitors compete on price, facility location, reputation, and perceived skill with respect to performance. We believe that, subject to adequate financing, our ability to take advantage of our recently acquired assets to rapidly deliver scalable, purpose-built data centers, combined with cutting-edge, energy-efficient technologies, will enable us to compete favorably within the AI Data center market.

Facility Development

The Company and BAIF entered into the MOU for the purposes of organizing DC Estate Solutions which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into the SPV SPA. Then, effective January 22, 2026, the Company entered into the JVA with BAIF and DC Estate Solutions and, effective January 27, 2026, the Company, BAIF and DC Estate Solutions entered into the Addendum to account for the development of the additional Spain and Panama-based Data Centers. DC Estate Solutions is owned and controlled 50.1% by the Company and 49.9% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired the seven Spain Leases, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba, Torrecampo, Villasequilla and Tomelloso and the Panama Lease for the site located in Tocumen, Panama. The Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

The Company and BAIF intend to use the Leases to develop and operate AI data center sites. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. Pursuant to the Addendum, the Company, in addition to the already agreed upon $125,000 USD monthly payments, agreed to fund the development of the additional Data Centers by paying a minimum of $2,400,000 USD payable in monthly installments of $100,000 USD monthly payments to DC Estate Solutions commencing on May 1, 2026 for a minimum of 24 months, thereby increasing the minimum BAIF Funding amount to a total of $11,150,000 USD. The funds shall be distributed by DC Estate Solutions to BAIF.

The Company intends to develop the sites as gas powered fully autonomous energy islands for Tier 3 level uptime AI data centers. The total capacity to be developed across the eight sites is anticipated to be up to 3.5 Gigawatts. We believe that since the sites will be autonomous energy islands no grid connection is required and there will be no material reliance on grid infrastructure. Thereby, subject to financing, reducing time to power for our data center clients to 18 months. The total capacity of the sites located in Malpica, Caceres, Vianos, Cordoba, Torrecampo is planned to be 360 MW per site while the total capacity of the sites in Villasequilla, Tomelloso and Tocumen is planned to be 600 MW, 450 MW and 1000 MW, respectively. An application to connect to the local gas pipeline for gas supply has already been made and approval has been received. The Company is negotiating a power purchase agreement with an energy company to develop a 360MW gas Solid Oxide Fuel Cell facility to convert gas fuel into electricity. The Company will need to secure fibre connections, environmental permits and all necessary contractor permits. The sites will then be classed at RTB as the Company intends to sell the sites on a RTB basis. We estimate the Company will require additional significant working capital to develop the sites to achieve full RTB status on all eight sites. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the data centers ultimately developed and sold or become operational.

Revenue Opportunities

We intend to generate revenues through the sale of our AI data center developments. We intend to sell the projects at RTB. We may enter into joint venture agreements with clients who will finance the final build of the data center on our sites and we will then share in the revenue generated from the completed AI data center development. We require significant working capital to achieve RTB status.

Intellectual Property

We do not own any patents, trademarks or any other intellectual property nor are we a party to any agreements relating to the ownership or licensing of intellectual property.

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

Human Capital/Employees

As of April 13, 2026, we had 2 full-time employees, including 2 of our executive officers, and excluding DC Estate Solutions. We hire consultants from time to time and currently engage 5 consultants. We also intend to engage additional consultants and contractors to supplement our permanent workforce on an as needed basis. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

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

During 2024 and parts of 2025 we were a “blank check” company with no business operations and only recently entered into the JVA, as amended. Therefore, we did not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. Our management will use its best efforts to adopt a cybersecurity risk management program and formal processes for assessing cybersecurity risk as we develop our HPC operations and AI Data Center Infrastructure.

Item 2.	Properties.

We maintain our corporate offices at 110 East Broward Blvd, Fort Lauderdale, Florida. We lease these premises under a monthly rental agreement at a nominal cost. We also obtained a 20,000 sqm Freehold plot of land located at Marviken Kraftverk, 610 27 Vikbolandet, Sweden. However, as stated above, we are in the process of rescinding our transaction with SAPL.

Additionally, DC Estate Solutions, of which the Company owns 50.1%, has acquired 8 property leases, which were previously assigned to and held by BAIF, consisting of approximately 100 hectares of land located in the Spain cities of Malpica, Caceres, Vianos, Cordoba, Torrecampo, Villasequilla and Tomelloso and the Panamanian city of Tocumen. As disclosed, all leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases and the lease in Tocumen, Panama are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

Item 3.	Legal Proceedings.

As discussed above, the Employment Agreement between the Company and Dr. Adler was terminated and the Company has recently discovered that SAPL and ACL breached material representations and warranties under the Share Exchange. Pursuant to a letter dated December 8, 2025, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange. The Company has also sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

On December 19, 2025, a lawsuit was filed in the Clark County District Court of Nevada against the Company, Charles Faulkner and Simon Wajcenberg, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The plaintiffs were Dr. Niclas Adler, who previously acted as Chief Technology Officer of the Company and as a member of the Company’s board of directors, and Adler Capital Limited.

The complaint alleged breaches of fiduciary duty, wrongful termination and breach of contract in connection with Dr. Adler’s employment agreement with the Company and the related equity awards. The relief sought against the Company included enforcement of the Share Exchange, employment agreement and option agreement, compensatory damages, punitive damages, accounting, prejudgment and post judgement interest, reasonable attorney fees, cost of suit, a judicial declaration of the parties’ respective rights and obligations. On January 21, 2026, Dr. Adler and Adler Capital Limited voluntarily dismissed the lawsuit without prejudice.

On January 15, 2026, the Company filed a lawsuit against SAPL and ACL in the United States District Court for the Southern District of Florida. The Company is seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange and damages related thereto. The Company expects SAPL and ACL to file a counterclaim.

At this time, the Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgement or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

See “Note 12. Commitments and Contingencies” to the Financial Statements included in this report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is quoted on the OTCID Basic Market under the symbol “EDGM.” As of April 10, 2026, the last reported sale price of our common stock as reported by the OTC Markets was $.0055 per share. Any over the counter market quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2025, there were approximately 198 shareholders of record. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The following table sets forth for the periods indicated, high and low sales prices of the Company’s common stock as reported by the OTCID Basic Market.

Fiscal Year Ended December 31, 2025	High Price	Low Price
Fourth Quarter	$0.0690	$0.0131
Third Quarter	$0.11	$0.0030
Second Quarter	$0.1	$0.0021
First Quarter	$0.007	$0.0022

Fiscal Year Ended December 31, 2024	High Price	Low Price
Fourth Quarter	$0.01	$0.0006
Third Quarter	$0.01	$0.0016
Second Quarter	$0.0067	$0.0002
First Quarter	$0.0075	$0.0021

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

Recent Sales of Unregistered Securities

In addition to the equity securities sold by the Company that were previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company, the following sales of equity securities during the period covered by this Report that were not registered under the Securities Act are disclosed below:

On October 7, 2025, the Company issued 6,666,667 shares of restricted common stock to an accredited investor pursuant to a subscription agreement between the Company and the investor dated October 7, 2025. The 6,666,667 shares of restricted common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

In October 2025, the Company issued an aggregate of 16,826,087 shares of common stock upon the cashless exercise of a warrant, which had an exercise price of $0.01 per share and was originally issued on September 17, 2021. The shares were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act.

On November 4, 2025, the Company issued 1,833,333 shares of restricted common stock to a service provider pursuant to a services agreement between the Company and the services provider dated October 31, 2025. The 1,833,333 shares of restricted common stock were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

On November 26, 2025, the Company entered into a securities purchase agreement with an accredited investor dated November 18, 2025. Pursuant to the securities purchase agreement, the Company sold to the accredited investor a convertible promissory note in the principal amount of $143,750 for which the Company received net proceeds of $125,000. The Company also issued to the accredited investor 1,250,000 shares of the Company’s common stock as commitment shares. The unsecured original issue discount promissory note and shares were issued in a private placement in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

In November 2025, the Company issued an aggregate of 96,332,497 shares of common stock upon the cashless exercise of a warrant, which had an exercise price of $0.01 per share and was originally issued on September 17, 2021. The shares were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act.

In December 2025, the Company issued an aggregate of 7,892,519 shares of common stock upon the cashless exercise of a warrant, which had an exercise price of $0.01 per share and was originally issued on September 17, 2021. The shares were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act.

Under the terms of the respective employment agreements of Charles Faulkner and Simon Wajcenberg, Mr. Faulkner and Mr. Wajcenberg each had accrued salaries of $386,000 as of October 31, 2025 (each an “Accrued Salary”). On December 10, 2025, in full satisfaction of the entirety of the Accrued Salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company issued 1 share of Series D Preferred Stock to each of Charles Faulkner and Simon Wajcenberg.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K.

Overview

Edgemode was incorporated under the laws of the State of Nevada in 2011. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024 and 2025, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to transition from cryptocurrency mining to AI data center infrastructure and energy infrastructure development.

On October 15, 2025, the Company and BAIF entered into the MOU for the purposes of organizing DC Estate Solutions, which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into the SPV SPA. DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions acquired the Spain Leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo. The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

The Company and BAIF intend to use the Spain Leases to develop and operate AI data center sites. The Company paid BAIF $250,000 upon execution of the MOU and an additional $250,000 on the closing of the SPV SPA. Pursuant to the JVA, the Company granted to BAIF, or its assignee, the First Mora Option to purchase up to 250,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The Company intends to develop the sites as gas powered fully autonomous energy islands for Tier 3 level uptime AI data centers. The total capacity to be developed across the 5 sites is anticipated to be up to 1.8 Gigawatts. We believe that since the sites will be autonomous energy islands no grid connection is required and there will be no material reliance on grid infrastructure. Thereby, subject to financing, reducing time to power for our data center clients to 18 months. The total capacity of the sites is planned to be 360 MW per site. An application to connect to the local gas pipeline for gas supply has already been made and approval has been received. The Company is negotiating a power purchase agreement with an energy company to develop a 360MW gas turbine facility to convert gas fuel into electricity. In addition, the Company is in negotiation for a 90 MW gas Fuel cell power facility to be supplied under a power purchase agreement for each site. The Company will need to secure fibre connections, environmental permits and all necessary contractor permits. The sites will then be classed at RTB as the Company intends to sell the sites on a RTB basis. We estimate the Company will require $5 million of working capital to achieve full RTB status on all 5 sites. Additional capital is required to develop the sites and the further development of the data centers to RTB will require substantial capital. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the data centers ultimately developed and sold or become operational.

The Company’s goal is to utilize the assets we have acquired via the purchase of BAIF sites to develop AI data center and energy infrastructure, which will provide consistent dollar-based revenue and which represent substantially less risk than our historical digital asset self-mining operations. Our intent is to focus our business on development and marketing efforts to build data centers and expand our AI Data center customer base.

Recent Developments

Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into the JVA by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPA, DC Estate Solutions acquired the equity interests of the five SPVs: (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of the Data Center sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, the First Mora Option to purchase up to 250,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

Additionally, pursuant to the JVA, DC Estate Solutions’ equity interests in the SPVs are subject to the Company making minimum aggregate cash payments and contributions to DC Estate Solutions (including amount payable under the SPV SPA) in the amount of $8,750,000 USD, which shall be distributed to BAIF. If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

Further, effective January 27, 2026, the Company, BAIF and DC Estate Solutions entered into the Addendum to the JVA to account for the development of additional data centers in (i) Villasequilla, Spain 600 MW, (ii) Tomelloso, Spain 450 MW and (iii) Tocumen, Panama 1000 MW. The Villasequilla and Tomelloso data centers shall each be owned by Spanish special purpose vehicles, DC Villasequilla SL and DC Tomelloso SL, respectively, and shall subsequently be assigned to DC Estate Solutions. The Tocumen data center shall be owned by a Panamanian special purpose vehicle, DC Tocumen SA, which shall subsequently be assigned to DC Estate Solutions. The Company, in addition to the already agreed upon $125,000 USD monthly payments, agreed to fund the development of the additional Data Centers by paying a minimum of $2,400,000 USD payable in monthly installments of $100,000 USD monthly payments to DC Estate Solutions commencing on May 1, 2026 for a minimum of 24 months, thereby increasing the minimum BAIF Funding amount to a total of $11,150,000 USD. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, the Second Mora Option to acquire 150,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The Second Mora Option is fully vested and exercisable as of the grant date and terminates on the earlier of (i) five years following the date of the Second Mora Option or (ii) the termination of the JVA.

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into the Second Addendum to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with the such shares being fully paid and non-assessable on the date of execution of the Second Addendum.

Business Strategy

Our business strategy is to generate revenue and achieve profitability by building large-scale data center infrastructure configured for specialized computers performing specific, high-value applications such as cloud computing, machine learning, and artificial intelligence and maximizing the use of assets acquired in the BAIF acquisition. We intend to strategically develop and to work to make operational the infrastructure necessary to support our contractual commitments to our AI data center infrastructure customers and to support expected customer growth and additional demand by leveraging our data center expertise and capabilities. We intend to seek additional opportunities and to engage additional customers in the AI Data center and Energy infrastructure market to expand our business using our knowledge, expertise, and existing and future infrastructure where favorable market opportunities exist.

Our business strategy requires immediate funding of approximately $5,000,000 to enable us to commence our new operations and repay debt, as well as additional significant financing to develop and expand our new operations. There are no assurances that we will raise sufficient capital to execute our business plan or satisfy our liabilities. See the “Risk Factors.”

12 Months Ended December 31, 2025 (“2025 Period”) Compared to the 12 Months Ended December 31, 2024 (“2024 Period”).

Results of operations

Our operating expenses for the 2025 Period were $37,271,945 compared to $1,408,528 for the 2024 Period. In the 2025 Period, the Company incurred stock-based compensation expense of $29,302,270 compared to $0 for the 2024 Period and an impairment charge of $4,828,220 during the 2025 period.

Our other income for the 2025 Period was $12,642,654 compared to other expense of $181,531 for the 2024 Period. Other income in the 2025 Period was comprised of $6,101,722 in interest expense and $148,053 for the loss on settlement of debt, offset by the $18,892,429 gain in the change in fair value of derivative liabilities. Other expense in the 2024 period was comprised of $56,488 in interest expense and $1,795,664 for the loss on the change in fair value of derivative liabilities offset by income of $425,000 on the refund of an equipment deposit and settlement of outstanding liabilities of $1,245,621.

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $250,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the year ended December 31, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, during the year ended December 31, 2025, we sold 45,177,578 shares of restricted common stock to accredited investors in consideration of $500,000. On April 7, 2025, we executed the Share Exchange with SAPL. On October 15, 2025, we entered into a binding memorandum of understanding with BAIF to acquire 5 properties in Spain and we are now seeking to raise at least $5,000,000 to commence our HPC hosting operations and develop our gas powered AI data centers and generate revenue. We require significant funding to develop our HPC operations. Furthermore, potential legal proceedings relating to SAPL and its affiliates may cause us to incur significant expenses or liability. Adverse outcomes in such proceedings or claims could result in significant liabilities which may materially affect our financial condition, results of operations, or cash flows. We have received cash proceeds of $1,327,000 from the issuance of convertible notes payable during 2025 and an additional $373,500 in 2026 through April 13, 2026. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

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

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink Capital Partners, LLC (“ClearThink”), pursuant to which the Company sold ClearThink a promissory note in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The promissory note shall incur a one-time interest charge of 12%, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

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

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10%, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares with a relative fair value of $59,826 which was recorded as a discount on the note. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

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

On September 23, 2025, the Company entered into a series of securities purchase agreements with accredited investors. Pursuant to the first securities purchase agreement on September 23, the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

Effective October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 in consideration of issuance of the unsecured original discount promissory note and the proceeds from the sale shall be used for working capital. The promissory note shall incur a one-time interest charge of 12%, which is added to the principal balance and matures on August 31, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $178,620 which was recorded as a discount on the note. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

On October 8, 2025, the Company issued a convertible promissory note to an accredited investor for $20,000 to settle outstanding amounts owed to the investor. The note has a maturity date of October 8, 2026 and bears interest at a rate of 10%. The note is convertible into common shares of the Company after 180 days, at a rate of 85% of the lowest closing bid price for the five trading days preceding the conversion date.

On October 9, 2025, the Company sold ClearThink a second promissory note in the principal amount of $115,000 (the “Second ClearThink Note”). The Company received net proceeds of $100,000 after original discount of $15,000. The Second ClearThink Note shall incur a one-time interest charge of 12%, which is added to the principal balance and matures on August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

On November 26, 2025, the Company entered into a securities purchase agreement with an accredited investor dated November 18, 2025. Pursuant to the securities purchase agreement, the Company sold to the accredited investor a convertible promissory note in the principal amount of $143,750 for which the Company received net proceeds of $125,000. The proceeds from the sale shall be used for working capital. Pursuant to the securities purchase agreement, the Company issued to the accredited investor 1,250,000 shares of the Company’s common stock as commitment shares. The note carries a one-time interest charge of 12%, which was applied to the principal on the issuance date, and matures on November 20, 2026. The note is convertible into common stock of the Company 180 days after the date of issuance or at any time following an event of default at a conversion price of $0.01 per share. In the event the trading price is below $0.01 for 5 consecutive trading days, the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days.

Subsequent to December 31, 2025, on January 12, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $81,250 for which the Company received net proceeds of $75,000. The promissory note carries an interest of 12% per annum and has maturity date of January 12, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 70% of the lowest traded price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion.

On January 27, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $86,250 for which the Company received net proceeds of $75,000. Further, as consideration for the purchase of the promissory note, the Company also issued 1,050,000 shares of the Company’s common stock to the investor as commitment shares. The promissory note carries a one-time interest charge of 10%, payable on the maturity date of January 27, 2027 or upon acceleration or prepayment of the promissory note. The promissory note is convertible into common stock of the Company at any time after the date of issuance at a conversion price equal to 70% of the lowest closing price of the Company’s common stock on its principal trading market during the 10 trading days preceding the date of conversion.

On February 24, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor a convertible promissory note in the principal amount of $150,000 for which the Company received net proceeds of $130,000. The promissory note carries an interest rate of 6% per annum and has a maturity date of February 24, 2027. The Promissory Note is convertible into shares of the Company’s common stock after the sixth month anniversary of the date of issuance at a conversion price equal to 60% of the lowest trading price of the Company’s common stock as reported on the OTC Markets (or the securities exchange on which the common stock is then-listed) for the 15 trading days preceding the date of conversion.

On March 5, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor a convertible promissory note in the principal amount of $120,000 for which the Company received net proceeds of $92,000. The promissory note carries a one time interest charge of 15% and has a maturity date of December 15, 2026. The Promissory Note is convertible into shares of the Company’s common stock at any time following an event of default at a conversion price equal to 61% of the lowest closing price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion.

On September 4, 2025, the Company also entered into a Securities Purchase Agreement (the “ELOC Agreement”) with the Investor. Pursuant to the ELOC Agreement, the Company agreed to sell, and the Investor agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”). Subsequent to December 31, 2025, and through the date of this filing, we have received approximately $632,125 in cash proceeds related to the sale of 55,397,351 shares of common stock under this agreement and expect to continue to utilize it to fund current operational needs.

We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all. Our capital expenditures could be curtailed if our cash flows decline from expected levels.

Summary of cash flows

	December 31, 2025	December 31, 2024
Net cash provided by (used in) operating activities	$(825,713)	$17,680
Net cash provided by (used in) investing activities	$(744,743)	$(4,600)
Net cash provided by (used in) financing activities	$1,818,720	$(13,275)

Critical accounting policies

See Note 2 to the December 31, 2025 financial statements included as part of this report for a discussion of our Significant Accounting Policies.

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

Risks Relating to Our Business Operations

•	We require significant working capital to develop our new business and satisfy our debts.
•	Our business depends upon the demand for data centers.
•	Our new focus on HPC hosting may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning, and AI and continuing need for the infrastructure and services we provide.
•	We face significant competition, which may adversely affect the occupancy and rental rates of our data centers.
•	We have limited resources which may affect our abilities to develop our data center operations.
•	We currently have no customers and our ability to attract customers for our HPC business is uncertain.
•	Any failure of our physical or information technology (“IT”) or operational technology infrastructure or services could lead to significant costs and disruptions.
•	Our third-party providers and we are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.
•	We will depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
•	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.
•	We will depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
•	Our success is dependent on the ability of our management team and our ability to attract, develop, motivate and retain other well-qualified employees, which may be more difficult, costly or time-consuming than expected.
•	The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.

Risks Related to Our Limited Operating History and Transition

•	Our failure to attract or retain clients to our new services and generate revenue may adversely affect our business.
•	We operate in a rapidly developing industry with an evolving business model and have no history of generating revenue from our colocation services, which makes it difficult to evaluate our business prospects.

Risks Related to Operating in Spain and Europe

•	Our proposed operations in Spain and internationally as a whole could expose us to substantial business, regulatory, political, financial, and economic risks.
•	Existing and new laws, rules, regulations, and orders may impose additional security requirements on our operations.

Risks of Regulatory Laws, Regulatory Frameworks, and Legal Action

•	Regulatory developments surrounding HPC may negatively impact our efforts to expand into HPC hosting.
•	Any potential use of emerging technologies like AI, machine learning, and generative AI could lead to unintended consequences and result in reputational harm and litigation.
•	We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
•	Changing environmental regulation and public energy policy may expose our business to new risks.

Risks Related to our Financial Position and Capital Needs

•	Payment of our contractual obligations may require us to raise additional debt or equity capital.
•	We may be unable to repay our outstanding convertible promissory notes which may have an adverse effect on our stock price.
•	Our auditors have issued a “going concern” audit opinion.

Risks Related to Ownership of Our Common Stock

•	The issuance of shares upon exercise of our outstanding options or warrants or the conversion of outstanding promissory notes may cause immediate and substantial dilution to our existing shareholders.
•	Our common stock is subject to “penny stock” rules.
•	We are a former shell company.
•	We are currently engaged in litigation with a former officer and director of the Company.

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

Risks Related to Our Business and Operations

We have not adopted a cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may increase our exposure to cybersecurity incidents.

We have not adopted a cybersecurity risk management program or formal processes for assessing cybersecurity risks designed to protect our information technology systems, networks, data and infrastructure. As a result, the confidentiality, availability and integrity of our systems and data, including information relating to our customers and business partners, may be more vulnerable to unauthorized access, data breaches, ransomware attacks or other cybersecurity incidents. Any such compromise of our information technology systems could disrupt our business operations, damage our reputation, result in the loss or unauthorized disclosure of confidential or proprietary information and subject us to claims, liabilities and costs which could have a material adverse effect on our business.

Additionally, we may incur significant expenses to comply with data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations which could further materially adversely affect our financial condition and results of operations.

We require significant capital to fund our operations and we may have difficulty raising capital, which could deprive us of necessary revenues.

The Company and BAIF entered into the MOU for the purposes of organizing DC Estate Solutions which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into the SPV SPA. DC Estate Solutions is owned and controlled 50.1% by the Company and 49.9% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions acquired seven Spain Leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba, Torrecampo, Villasequilla and Tomelloso and one lease located Tocumen, Panama.

The Company paid BAIF $250,000 upon execution of the MOU and an additional $250,000 on the closing of the SPV SPA and has agreed to fund the data center development with a minimum amount of $11,150,000. The development will require additional significant working capital to achieve full RTB status on all eight sites. Additional capital is required to develop the sites and the further development of the data centers to RTB will require substantial capital. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the data centers ultimately developed and sold or become operational.

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

Our new focus on AI data center development may not be successful and depends on the continuing development and resource and computational requirements of HPC hosting applications such as cloud computing, machine learning and AI, and the continuing need for the infrastructure and services we provide.

We currently have no customers. If our target customer markets, which are new and still developing, do not grow or develop as expected or in a manner consistent with our current business model, our business, financial condition, and results of operation would be adversely affected. Further, increases in power costs could negatively impact our hosting customers’ demand for services, harm our growth prospects, and could have a material adverse effect on our business, financial condition, and results of operations.

Our success also depends in large part on our ability to attract additional customers and retain our existing customer for our HPC hosting capabilities in a profitable manner, which we may not be able to do if:

•	high energy costs, supply chain disruptions (including labor availability), government regulation, and compliance costs increase HPC hosting service costs, reduce potential demand for services and reduce revenue and profitability;
•	we fail to provide competitive hosting terms or effectively market them to potential customers;
•	we provide AI data center developments that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations, and connectivity;
•	businesses decide to host internally as an alternative to the use of our services;
•	we fail to successfully communicate the benefits of our services to potential customers;
•	we are unable to strengthen awareness of our brand; or
•	we are unable to provide services that our existing and potential customers desire.

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

We have limited resources which may affect our abilities to develop our Blackberry AIF S.L. operations.

With the limited resources we have available, we may experience difficulties in developing our BAIF operations, including, but not limited to, our colocation data center, services, and colocation to commence generating revenues and compete in the HPC hosting industry. Competition from existing and future competitors, particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience, and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to develop, expand, and remain competitive, our business could be negatively affected, which would have an adverse effect on the trading price of our common stock, which would harm our investors.

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

Our business depends on providing customers with highly reliable services, including, but not limited to, power supply, physical security, cybersecurity, maintenance of environmental conditions, and other mission-critical infrastructure services. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage, and vandalism.

Our future customer agreements will include terms requiring us to meet certain service level commitments. A failure to meet these or other commitments or equipment damage in our data centers could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures, or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

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

Our contracts with our customers could subject us to significant liability.

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

Many factors, including global economic conditions, may cause our future HPC data center customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent, or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

We will continue to depend upon third-party suppliers for power, and we may be vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

In the event we develop data centers, we will continue to rely on third parties to provide power to our data centers and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We will also be reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation, and potentially lead to customer disputes or litigation.

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

We will continue to depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. Although we anticipate our customers generally will be responsible for providing their own network connectivity, we will still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that decides to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or eventually terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own development and operating results.

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

The consumer price index has increased substantially year over year. Federal policies and global events such as the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, inflation and increases in the consumer price index. A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs, maintenance, utilities, security, and insurance. With regard to utilities expenses, which we anticipate to be our largest expense category, the vast majority of the expense will be passed directly through to our customers which significantly mitigates our exposure to increases in power costs. For our other operating expenses, we expect to recover some increases from our customers through our planned lease structures, annual rent escalations, or from the resetting of rents from our renewal and re-leasing activities. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that the impact of inflation will be adequately offset by some of our annual rent escalations contained in our leases, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of higher operating expenses resulting from inflationary pressure. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our customer contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development projects, including, but not limited to, costs of construction equipment, materials, labor, and services from third-party contractors and suppliers. We will rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. Certain increases in the costs of construction equipment and materials can often be managed in development projects through either general budget contingencies built into overall construction cost estimates for projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development projects, which may adversely impact our returns on our investments. As a result, our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations could be adversely affected over time.

Rising threats of international tariffs may materially and adversely affect our business.

As a result of the United States presidential election, President Trump imposed tariffs on the importation of goods from countries around the world. This increase in tariffs imposed could materially and adversely affect our business and results of operations. Under the current administration, the imposition of additional tariffs fluctuates dramatically and has created uncertainty in the global markets. Future tariffs or any further costs or restrictions imposed on materials on which we rely may limit our revenue and harm our business operations.

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

Developing and expanding our business will require significant capital. In addition, we may be required to commit significant operational and financial resources in connection with the organic growth of our business substantially in advance of such newly developed data centers generating revenue.

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

Our ability to obtain, retain, increase, and engage our customer base and to increase our revenue will depend heavily on our ability to continue to evolve our services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments and our business may be adversely affected.

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

Risks Related to Operating in Spain, Europe and Panama.

Our proposed operations in Spain, Panama and internationally as a whole could expose us to substantial business, regulatory, political, financial, and economic risks.

As our currently planned data centers and operations will be located in Europe, specifically Spain, and Panama, we may be exposed to substantial risks associated with doing business in Europe, such as risks associated with taxation, inflation, AI legislation, environmental regulations, foreign currency exchange rates, the labor market, property and financial regulations, public health crises, and the outbreak of hostilities or war. Our ability to operate in Spain, Europe and Panama may be adversely affected by changes in, or our failure to comply with, foreign laws and regulations. Recent U.S. trade policies and tariffs have created uncertainties affecting business operations in the U.K., European Union (“EU”), and a number of other countries, which could increase volatility in exchange rates, market instability, costs, and other risks.

We may be susceptible to prolonged periods of inflationary pressure, including the risk of energy shortages and elevated electricity and energy prices throughout Europe.

In 2022, amid the war between Russia and Ukraine, the European energy crisis escalated as the costs of electricity and gas increased, along with fueling supply uncertainties, and the risk of an energy shortage across Europe due to the lack of gas from Russia. This resulted in decisive measures implemented by the EU to help manage security of supply and establish new sources of gas. Our business will be heavily exposed to both gas and electricity prices used to power our data centers and operating equipment. Consequently, the rising energy costs may negatively affect our profitability and reduce our competitive position compared to competitors operating outside Europe where the energy crisis has been less pronounced.

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

Our business and operating results may fluctuate significantly and be adversely affected by geopolitical factors beyond our control.

In addition to the ongoing conflict between Russia and Ukraine, geopolitical instability in other regions, including the Middle East, specifically Iran, and Latin America, may disrupt global markets and supply chains. Such events may lead to increases in the cost of energy and other materials necessary for the development and operation of data centers. Increases in cost or disruptions in the supply chain could have a material adverse effect on our business and results of operations.

Fluctuations in currency exchange rates could negatively affect our earnings.

As our business operations are located outside of the United States, specifically in the Cayman Islands and Spain, we anticipate that our business will be conducted in currencies other than the U.S. dollar. Any fluctuation in the value of the EURO or other European currencies relative to the U.S. dollar, could impact the financial result when converting foreign revenue, expenses, and profits into U.S. dollars. Although we will closely monitor potential exposures as a result of these fluctuations in currencies and, where cost-justified, we may adopt strategies that are designed to reduce the impact of these fluctuations on our financial performance, there can be no assurance that we will be successful in managing our foreign exchange risk. Any material fluctuations in currencies could have a material effect on our financial condition, results of operations, and cash flows.

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

Pending litigation arising from our dispute with Synthesis Analytics Production, Ltd. and Adler Capital Limited may materially adversely affect us.

As discussed, we are rescinding the Share Exchange with SAPL and have terminated the agreements with SAPL, ACL and their affiliates. Legal proceedings relating to these matters may be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability. Adverse outcomes in such proceedings or claims could result in significant liabilities which may materially affect our financial condition, results of operations, or cash flows.

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

Risks Related to Our Financial Position and Capital Needs

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2025 and December 31, 2024 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern for one year from the date the financial statements are issued and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. We require significant working capital for our plan of operations.

We have issued convertible promissory notes which we may not have the ability to repay and may have an adverse effect on our stock price.

We have issued and outstanding convertible promissory notes in an aggregate principal amount of $2,235,005, as of April 13, 2026, each of which is convertible into shares of our common stock at the option of the note holders at a conversion price that is below the current market price. A majority of the convertible notes mature during 2026. If we are unable to generate sufficient revenues or raise additional capital, we may not have the ability to repay the convertible notes when due. In such event, the noteholders may elect to convert the convertible notes into equity at a discount to market, which could result in substantial dilution to our existing stockholders. If we are unable to repay or restructure our obligations under the convertible notes, it could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, such notes convert at discount to market and upon conversion will have an adverse effect on our stock price.

Risks Related to Ownership of Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to generate revenues, increase revenue in each succeeding quarter and achieve and thereafter maintain profitability;
•	Our failure to meet our revenue and earnings guidance or our failure to meet financial analysts’ performance expectations;
•	Cybersecurity breaches;
•	The loss of customers or our failure to attract more customers;
•	Creditworthiness and solvency of clients;
•	Loss of key employees;
•	The sale of a large amount of common stock by our shareholders;
•	Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;
•	An adverse court ruling or regulatory action;
•	Changes in regulatory practices, including tariffs and taxes;
•	Changes in market valuations of similar companies;
•	Short selling activities;
•	Our announcement of any financing or a change in the direction of our business;
•	Dilution upon conversion of convertible notes at a discount to the market price;
•	Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments; or
•	Other forces outside of our control such as inflation, Federal Reserve interest rate increases and the recessionary environment it could bring, geopolitical turmoil and other developments that could adversely impact the U.S. and global economies and erode investor sentiment.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We require significant financing which may involve the issuance of our securities. We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock or securities convertible into our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market could have an adverse effect on the market price of our common stock.

We have also issued the 2025 Convertible Notes with a conversion price below the current market price of our common stock. The noteholders may elect to convert their notes into equity at a discount to market, which could result in substantial dilution to our existing stockholders and negatively affect the trading price of our common stock.

Further, pursuant to that certain securities purchase agreement entered into on September 4, 2025, establishing an equity line of credit, we may sell additional shares of our common stock from time to time. Any such sale and issuance of common stock would increase the number of shares outstanding and may result in substantial dilution to our existing shareholders and adversely affect the trading price of our common stock.

Control of the Company is concentrated between two shareholders.

Charles Faulkner and Simon Wajcenberg (the “Majority Shareholders”) own in excess of 50% of the voting power of the Company. The Majority Shareholders own an aggregate of 2 shares of the Company’s Series D Preferred Stock. Pursuant to the Series D Preferred Stock Certificate of Designation, holders of Series D Preferred Stock are entitled to vote together with the holders of common stock on all matters submitted to a vote of shareholders and each share of Series D Preferred Stock entitles the holder to voting power equal to 25.5% of the issued and outstanding shares of the Company’s common stock. This concentration of control by the Majority Shareholders means that they may unilaterally affect the decision-making and strategic decisions of the Company and may delay or prevent a change in control transaction, including those that other shareholders may view as beneficial. Further, such concentration of voting power may discourage, prevent, or delay the consummation of transactions that stockholders may consider favorable.

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

Our common stock is subject to the “penny stock” rules.

Our common stock is classified as a “penny stock.” The SEC has adopted regulations which generally define a penny stock as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our Common Stock and may affect the ability of investors to sell their shares, until our Common Stock no longer is considered a penny stock.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock. Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock.”

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144.

We previously were a “shell company” and, as a former shell company, we are subject to additional restrictions. Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies. Rule 144 is not available for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and
•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Because of our prior history as a shell company, stockholders who receive our restricted securities will only be able to sell them pursuant to Rule 144 without registration for only as long as we continue to meet the requirements set forth above. No assurance can be given that we will meet these requirements going forward. Furthermore, any non-registered securities we sell in the future or issue will have limited or no liquidity until and unless such securities are registered with the SEC and/or until we comply with the foregoing requirements.

An adverse judgment in our pending litigation with a former officer and director of the Company may have a materially adverse effect on our financial condition and results of operations.

On January 15, 2026, we filed a lawsuit against SAPL and ACL in the United States District Court for the Southern District of Florida, United States District Court seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange. At this time, the Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgement or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2025 and 2024
F-3	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
F-4	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024
F-5	Consolidated Statements of Cash Flows for years ended December 31, 2025 and 2024
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Edgemode, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Edgemode, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of December 31, 2025 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Woodlands, TX

April 13, 2026

F-2

Edgemode, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$248,367	$103
Prepaid expenses and other current assets	18,791	1,368

Total current assets	267,158	1,471

Unsecured Advances	513,827	–
Deferred Offering Costs	495,000	–
Land	–	–
Equipment, Net	–	–
Intangible assets - cryptocurrencies	51	32

Total assets	$1,276,036	$1,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,175,090	$724,217
Accrued payroll	455,989	1,616,090
Deferred Revenue	75,951	–
Notes payable	35,000	35,000
Notes payable – related parties	1,774,445	32,725
Convertible notes payable, net of discounts	915,137	323,732
Derivative liabilities	15,424,561	1,992,754

Total current liabilities	19,856,173	4,724,518
Deferred Revenue- Long Term	227,662
Total liabilities	20,083,835	4,724,518

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized;	–	–
Series D Preferred Shares, 2 and 0 shares authorized; Par value $0.001; 2 and 0 shares issued and outstanding, December 31, 2025 and 2024, respectively	1	–
Common shares, 7,000,000,000 and 950,000,000 shares authorized; par value $0.001; 2,998,158,602 and 390,687,459 shares issued and outstanding, December 31, 2025 and 2024, respectively	2,998,159	390,687
Additional paid-in capital	43,308,300	35,371,266
Accumulated deficit	(65,114,259)	(40,484,968)
Stockholders' deficit	(18,807,799)	(4,723,015)

Total liabilities and stockholders' deficit	$1,276,036	$1,503

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2025	December 31, 2024

Revenue	$–	$–
Cost of revenue	–	–
Gross margin	–	–

Operating expenses:
General and administrative expenses	32,443,691	1,403,929
Gain/Loss on cryptocurrencies	34	4,599
Impairment of assets	4,828,220	–
Total operating expenses	37,271,945	1,408,528

Loss from operations	(37,271,945)	(1,408,528)

Other income (expense):
Interest expense	(6,101,722)	(56,488)
Penalty on prepayment of Preferred B shares	–	–
Refund of equipment deposit	–	425,000
Change in fair value of derivatives	18,892,429	(1,795,664)
Loss on settlement	(148,053)	–
Other expense	–	1,245,621
Total other income (expense), net	12,642,654	(181,531)

Loss before provision for income taxes	(24,629,291)	(1,590,059)

Provision for income taxes	–	–

Net loss	$(24,629,291)	$(1,590,059)

Loss per common share - basic	$(0.013)	$(0.00)
Loss per common share- diluted	$(0.013)	$(0.00)

Weighted average shares outstanding - basic	1,948,494,875	390,687,459
Weighted average shares outstanding - diluted	1,948,494,875	390,687,459

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

	Series D	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Stockholders
	Shares	Awards	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2023	–	$–	390,687,459	$390,687	$35,371,266	$(38,894,909)	$(3,132,956)
Net loss	–	–	–	–	–	(1,590,059)	(1,590,059)
Balance December 31,2024	–	–	390,687,459	390,687	35,371,266	(40,484,968)	(4,723,015)
Shares issued for cash	–	–	45,177,578	45,178	454,822	–	500,000
Shares issued for acquisition	–	–	1,260,246,354	1,260,246	1,890,370	–	3,150,616
Shares issued for settlement of accrued salary	–	–	513,320,326	513,320	1,026,241	–	1,539,961
Series D shares issued for settlement of accrued salary	2	1	–	–	5,286,532	–	5,286,533
Shares issued for note inducement	–	–	38,650,000	38,650	542,907	–	581,557
Shares issued for conversion of notes payable	–	–	175,139,715	175,141	1,243,325	–	1,418,466
Shares issued for commitment fee	–	–	25,000,000	25,000	470,000	–	495,000
Shares issued for Compensation	–	–	21,833,333	21,833	519,017	–	540,850
Shares issued for cashless exercise of stock options	–	–	404,005,115	404,005	(404,005)	–	–
Shares issued for cashless exercise of stock warrants	–	–	124,098,722	124,099	(124,099)	–	–
Stock based compensations	–	–	–	–	24,246,887	–	24,246,887
Settlement of salary for modification of options	–	–	–	–	100,000	–	100,000
Relief of warrant derivative liability upon settlement of notes	–	–	–	–	52,096	–	52,096
Relief of warrant derivative liability upon exercise of warrants	–	–	–	–	4,028,465	–	4,028,465
Establishment of warrant derivative liability upon issuance of convertible notes	–	–	–	–	(31,395,924)	–	(31,395,924)
Net loss	–	–	–	–	–	(24,629,291)	(24,629,291)
Balance December 31, 2025	2	$1	2,998,158,602	$2,998,159	$43,308,300	$(65,114,259)	$(18,807,799)

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2025	December 31, 2024

Operating Activities:
Net loss	$(24,629,291)	$(1,590,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	360,551	11,231
Depreciation	303,312	–
Impairment of fixed assets and land	4,828,220	–
Change in fair value of cryptocurrency	34	4,599
Change in fair value of derivative liabilities	(18,892,429)	1,795,664
Day one interest charge on derivative liabilities	5,665,276	–
Stock-based compensation	29,302,270	–
Loss on settlement of Notes Payable	148,053	(124,562,621)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,423)	18,890
Accounts payable and accrued expenses	550,241	68,087
Accrued payroll	1,251,860	954,889
Deferred Revenue	303,613	–
Net cash provided by operating activities	(825,713)	17,680

Investing Activities:
Cash paid for business acquisition	(183,000)	–
Advance of unsecured funds in connection with business acquisition	(513,827)	–
Purchase of Property & Equipment	(47,916)	–
Purchase of cryptocurrencies	–	(4,600)
Net cash provided by (used in) investing activities	(744,743)	(4,600

Financing Activities:
Proceeds from notes payable	1,327,000	–
Proceeds from issuance of common shares, net of offering costs	500,000	–
Proceeds from related party advances	–	16,725
Payments of related party advances	(8,280)	–
Payments of convertible notes	–	(30,000)
Net cash used in financing activities	1,818,720	(13,275	_

Net change in cash	248,264	(195)
Cash - beginning of period	103	298
Cash - end of period	$248,367	$103

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Shares issued for business acquisition	$3,150,616	$–
Note issued for business acquisition	$1,750,000	$–
Shares issued for settlement of accrued salary	$1,539,961	$–
Series D preferred issued for settlement of accrued salary	$772,000	$–
Modification of stock options for settlement of accrued salary	$100,000	$–
Conversion of notes payable and derivative liabilities	$1,418,466	$–
Relief of warrant derivative liability upon settlement of notes	$52,096	$–
Relief of warrant derivative liability upon exercise of warrants	$4,028,465	$–
Establishment of new derivative liability on warrants	$31,395,924	$–
Shares issued for inducement into convertible notes	$581,557	$–
Derivative liability upon note issuance	$210,857	$–
Shares issued for deferred offering costs	$495,000	$–
Shares issued for cashless exercise of stock warrants	$124,102	$–
Shares issued for cashless exercise of stock options	$404,005	$–
Convertible note issued for accounts payable	$20,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Edgemode, Inc. (“we,” “our,” the “Company”) was incorporated in Nevada on January 21, 2011. Since its incorporation, the Company has attempted to become involved in a number of prior business ventures, all of which were unsuccessful and which it has abandoned. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to transition from cryptocurrency mining to digital infrastructure colocation services and HPC hosting.

Effective April 7, 2025, Edgemode, Synthesis Analytics Production, Ltd. (“SAPL”) and Adler Capital Limited (“ACL”) closed on the Share Exchange dated April 7, 2025 (the “Share Exchange”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, intended to design, build, and operate digital infrastructure for HPC with the goal of becoming a leading provider of digital colocation services. Pursuant to a letter dated December 8, 2025, and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange and the Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026. Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of high-performance computing data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA. See Note 13 “Subsequent Events.”

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, EdgeMode Wyoming, Edgemode Mine Co UK Limited, and Synthesis Analytics Production, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$15,424,561

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,992,754

The Company had no assets valued using level 1, level 2, or level 3 inputs as of December 31, 2025 or December 31, 2024.

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

Advertising

The Company expenses advertising costs as they are incurred. The Company had no advertising costs for the year ended December 31, 2025 and 2024.

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering related to the issuance of 25,000,000 shares of common stock with a value of $495,000 as of December 31, 2025. and amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earning as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2025. As a result of the de minimis balances of cryptocurrencies held as of December 31, 2024 and the current fair value as of December 31, 2025, the Company recorded all changes in fair value in the current period with no cumulative effect on the opening balance of retained earnings.

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

Note 3. Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31,2025, the Company had not yet achieved profitable operations and expects to incur further losses and requires significant capital to continue its operations and, there are no assurances that the Company will receive adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

Note 4. Related Party Transactions

Pursuant to the terms of the Share Exchange, the Edgemode board of directors increased the number of seats on the board to three members and Niclas Adler, the chief executive officer of SAPL, was appointed to fill the vacancy. The board further approved Edgemode to enter into an employment agreement with Dr. Adler and appoint Dr. Adler as Chief Technology Officer of Edgemode (the “Adler Employment Agreement”). Pursuant to the terms of the Adler Employment Agreement, Dr. Adler will be paid an annual base salary of $400,000 and has been issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Additionally, based on Dr. Adler’s time devoted to Edgemode, he will be entitled to receive a quarterly bonus of $150,000. These terms are based on full-time engagement and it has been agreed that Dr. Adler will have a 50% engagement for the first three months of his employment. Dr. Adler subsequently resigned from the board.

The Adler Employment Agreement may be terminated with cause at any time and, if terminated with cause, Dr. Adler would be entitled to compensation only for the period ending with the date of such termination. The Adler Employment Agreement may also be terminated by Edgemode without cause upon providing Dr. Adler with 30 days’ prior written notice. In the event of termination without cause, Edgemode would continue to pay Dr. Adler his annual base salary and any benefits for the lesser of: (i) the balance of the term of the Adler Employment Agreement or (ii) 12 months from the date of termination, together with any performance bonuses (as defined in the Adler Employment) which may have been earned as of the date of termination. Pursuant to a letter dated December 8, 2025, and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange and the Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

During the year ended December 31, 2025, in satisfaction of $769,989 of the accrued salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company (1) agreed to issue to each of Charles Faulkner and Simon Wajcenberg 256,660,163 shares of restricted common stock at a conversion price of $0.003 per share and (2) amended options held by each of Mr. Faulkner and Mr. Wajcenberg to (i) purchase up to 76,619,603 shares of the Company’s common stock at an exercise price of $0.10 per share, as amended on March 3, 2023, which vest upon the closing of the purchase of at least $15 million of crypto mining equipment (the “2022 Options”) and (ii) purchase up to 77,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share, which shall vest upon the Company closing on the purchase of at least $15 million of crypto mining equipment (the “2023 Options”), to eliminate the vesting requirements of the 2022 Options and 2023 options. The 2022 Options and 2023 Options are fully vested as of February 1, 2025. As a result of the removal of the vesting conditions on the outstanding options, the Company recorded $24,246,887 in stock-based compensation during the year ending December 31, 2025.

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

On December 10, 2025, the Company issued to Mr. Faulkner and Mr. Wajcenberg each 1 share of Series D Preferred stock in exchange for the settlement of accrued salaries of $386,000 for each of the officers. The Company determined that the shares had value in excess of the stated value in the amount of $4,514,533, which the Company recorded as compensation expense to the officers.

As of December 31, 2025 and December 31, 2024, the Company owed the executive officers of the Company $455,989 and $1,616,090 in accrued payroll for services performed.

As of December 31, 2025 and December 31, 2024, the Company owed the executive officers $24,455 and $32,725, respectively, for working capital advances. The advances are non-interest bearing and are due on demand.

Note 5. Asset Acquisition

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), Edgemode, SAPL and ACL the Share Exchange. In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time with a fair value of $3,150,616 based on the closing price on the closing date. At the time of acquisition SAPL owns a piece of land, various power and connection agreements to the Marviken data center and an option to enter into a lease for a 1,100 square meter building at the Marviken location. At the time of the acquisition the option agreement had a remaining term of 9 months, which the Company will make 9 remaining monthly payments of approximately $30,000. As of December 31, 2025, the option term with an estimated value of $180,053 classified under other current assets on the accompanying balance sheet. As of December 31, 2025, no additional payments have been made on the option agreement and the Company owes, $270,079, which is included in accounts payable and accrued expenses on the balance sheet.

As part of the consideration for the transaction, the Company agreed to assume the $1,750,000 promissory note issued by Marviken TWO AB dated December 4, 2024. The loan will bear interest at a rate of 5% and has a maturity date of December 3, 2027. As a result of the transaction, the loan is included in the balance of the Notes payable – related parties on the accompanying balance sheet.

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

Subsequent to the closing of the acquisition, the Company learned of material breaches of the Share Exchange whereby the Company was not able to take possession of the assets as described. As further described in Note 12 Commitments and Contingencies, the Company has file a lawsuit against ACL seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange and damages related thereto. As a result of the uncertainty, the Company has fully impaired the assets from the SAPL acquisition as of December 31, 2025.

Note 6. Unsecured advances

On October 15, 2025, the Company and Blackberry AIF SL (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (the “SPV”) which was organized by the Company on October 23, 2025. Upon execution of the MOU the Company paid BAIF $250,000 and the Company paid BAIF an additional $250,000 on the closing of the SPV SPA. In addition, the Company has paid an additional $13,827 on behalf of BAIF for various expense incurred as part of the transaction. The advances are unsecured and bear no interest. See “Note 13. Subsequent Events” for details on the closing of the acquisition.

Note 7. Equity

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

As of December 31, 2025, there are no shares of the Series B preferred shares outstanding.

Series D

On December 10, 2025, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series D Preferred Stock. Pursuant to the Series D Preferred Stock Certificate of Designation, the Board designated a new series of the Company’s preferred stock, the Series D Preferred Stock, par value $0.001 per share. The Series D Preferred Stock Certificate of Designation authorized the Company to issue 2 shares of Series D Preferred Stock.

Pursuant to the Series D Preferred Stock Certificate of Designation, holders of Series D Preferred Stock are entitled to vote together with the holders of common stock on all matters submitted to a vote of shareholders and each share of Series D Preferred Stock entitles the holder to voting power equal to 25.5% of the issued and outstanding shares of the Company’s common stock. The Series D Preferred Stock are not convertible, do not earn dividends, and are not redeemable.

On December 10, 2025, the Company issued to each of the officers 1 share of Series D Preferred stock in exchange for the settlement of accrued salaries of $386,000 for each of the officers. The Company determined that the shares had value in excess of the stated value in the amount of $4,514,533, which the Company recorded as compensation expense to the officers.

Common shares

As of December 31, 2025, the Company has authorized 7,000,000,000 shares of common stock, par value of $0.001, and, as of December 31, 2025, has issued 2,998,158,602 shares of common stock. All of the common shares have the same voting rights and liquidation preferences. On February 27, 2025, the board of directors of the Company adopted a resolution to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 7 billion. On March 3, 2025, shareholder approval was obtained through the written consent of the holder of the Series C Preferred Stock. The Charter Amendment was effective on April 7, 2025.

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

As discussed in Note 8 below, the Company issued 175,139,715 shares of common stock for the conversion of notes payable.

As discussed in Note 8 below, the Company issued 38,650,000 shares of common stock in connection with the issuance of convertible notes payable.

During the year ended December 31, 2025, the Company received $500,000 in cash proceeds for the sale of 45,177,578 shares of common stock.

During the year ended December 31, 2025, the Company issued 21,833,333 shares of restricted common stock for services to outside consultants for an aggregate value of $540,850. On the date of issuance, the shares are fully earned and non-forfeitable.

During the year ended December 31, 2025, the Company’s Chief Financial Officer exercised outstanding options on a cashless basis and 404,005,115 shares were issued in exchange.

During the year ended December 31, 2025, holders of 161,000,000 common stock warrants exercised on a cashless basis and 124,098,722 common shares were issued in exchange.

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

As of December 31, 2025, no shares have been sold under the ELOC. See Note 13 “Subsequent Events” for subsequent sales under the ELOC.

Stock Options

As discussed in Note 4 above, the Company modified 307,239,206 options that were previously vesting upon certain milestones to remove the vesting conditions and become exercisable immediately. As a result, the Company recognized $21,679,711 of expense related to these options.

In addition, as discussed in Note 4 above, the Company amended 371,197,910 options to reduce the exercise price to $0.005. The modification resulted in a de-minimus increase in fair value and as a result no additional expense was recognized

During the year ended December 31, 2025, the Company issued stock options to purchase up to 900,175,966 shares of common stock as discussed in Note 4 above to the directors of the Company (including Dr. Adler) at an exercise price of $0.005, which vested immediately and have a term of 5 years.

During the year ended December 31, 2025, the Company issued stock options to purchase up to 128,596,567 shares of common stock to a consultant of the Company at an exercise price of $0.005, which vested immediately and have a term of 5 years.

Pursuant to a letter dated December 8, 2025, and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange and the Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens. See Note 12 “Commitments and Contingencies.”

The fair value of the common stock options was estimated using a black-scholes model with the following assumptions:

Stock price	$0.0025
Exercise price	$0.005
Expected term	2.5 - 5 years
Volatility	311.87% - 401.47%
Dividend Yield	0%
Risk-free rate	3.73% - 3.82%
Common stock option fair value	$2,567,176

During the year ended December 31, 2025 and 2024, the Company recorded $24,246,887 and $0, respectively of stock-based compensation related to the common stock option transactions. As of December 31, 2025, the Company has $849,996 of value remaining to be expensed based upon completions of milestones.

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	398,284,669	$0.086
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	398,284,669	$0.086
Granted	1,028,772,533	$0.005
Exercised	(442,792,088)	$(0.005)
Forfeited	(385,789,700)	$(0.005)
Expired	–	–
Outstanding, December 31, 2025	598,475,414	$0.019

As of December 31, 2025, the Company had 598,475,414 stock options that were exercisable and 137,473 that are in dispute. The weighted average remaining life of all outstanding stock options was 3.36 years as of December 31, 2025. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of December 31, 2025, the intrinsic value for the options vested and outstanding was $20,569,992 and $20,575,628, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	9,530,000	$0.50
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	9,530,000	$0.50
Granted	452,270,000	$0.01
Exercised	(161,000,000)	$0.01
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2025	300,800,000	$0.01

On September 15, 2025, as a result of the new issuance of convertible notes with an exercise price lower than the current exercise price listed in the notes, 9,230,000 of the outstanding warrants were repriced to the new exercise price with a reciprocal increase in the number of outstanding warrants. As a result the Company issued 452,270,000 new warrants and all warrants have an exercise price of $0.01. The Company did not record any additional expense or deemed dividend upon the reprice event under the provision of ASC 815-40. The weighted average remaining life of all outstanding stock warrants was 0.89 years as of December 31, 2025.

Note 8. Notes Payable

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

Convertible notes payable

1800 Diagonal Lending Notes

On April 11, 2023, the Company entered into a Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal Lending LLC (“1800 Diagonal”), an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,760 (the “April Promissory Note”). The Company received net proceeds of $50,000 in consideration of the issuance of the April Promissory Note after original issue discount of $6,510 and legal fees of $4,250. The aggregate debt discount of $10,760 is being amortized to interest expense over the respective term of the note. The April Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of March 11, 2024, and requires monthly payments of $7,629 beginning on September 15, 2023. The April Promissory Note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the year ended December 31, 2025 the Company issued 15,431,359 shares for the conversion of the outstanding principal and accrued interest of $31,564. As of December 31, 2025, the note has been settled in full.

In addition, on April 11, 2023, the Company entered into an additional Securities Purchase Agreement effective April 20, 2023 with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $56,962, which bears interest at a rate of 8%, or 22% in the event of default, and matures on April 11, 2024 (the “Convertible Note”). The Company received net proceeds of $50,000 in consideration of issuance of the Convertible Note after original issue discount of $2,712 and legal fees of $4,250. The aggregate debt discount of $6,962 is being amortized to interest expense over the respective term of the note. The Convertible Note is convertible into common shares of the Company, beginning on the sixth-month anniversary, at a rate of 65% of the average of the three of the lowest prices for the preceding 15 trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the year ended December 31, 2025 the Company issued 51,805,600 shares for the conversion of the outstanding principal and accrued interest of $107,426. As of December 31, 2025, the note has been settled in full.

On August 4, 2023, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $71,450 (the “August Promissory Note”). The Company received net proceeds of $60,000 in consideration of issuance of the August Promissory Note after original issue discount of $7,200 and legal fees of $4,250. The aggregate debt discount of $11,450 is being amortized to interest expense over the respective term of the note. The August Promissory Note shall incur a one-time interest charge of 13%, which is added to the principal balance, has a maturity date of May 24, 2024, and requires monthly payments of $8,971 beginning on September 15, 2023. The August Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 71% of the lowest trading price of the Company’s common stock during the twenty prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. During the year ended December 31, 2025 the Company issued 46,214,206 shares for the conversion of the outstanding principal and accrued interest of $98,436. As of December 31, 2025, the note has been settled in full.

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

On April 25, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company sold the investor an unsecured promissory note in the principal amount of $60,000 (the “April 25, 2023 Note”). The Company received proceeds of $60,000 in consideration of issuance of the April 25, 2023 Note. The April 25, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 25, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the year ended December 31, 2025 the Company issued 31,500,000 shares for the settlement of the outstanding principal and accrued interest of $63,000, which resulted in a loss on settlement of $75,600. As of December 31, 2025, the note has been settled in full.

In addition, on April 26, 2023, the Company entered into a Promissory Note Purchase Agreement with another investor, pursuant to which the Company sold the investor an unsecured convertible promissory note in the principal amount of $57,502 (the “April 26, 2023 Note”). The Company received gross proceeds of $57,502 in consideration of issuance of the April 26, 2023 Note. The April 26, 2023 Note shall bear interest at a rate of 10% and have a maturity date of May 26, 2023. The April 26, 2023 Note has a prepayment percentage of 130% for the period beginning on the issuance date and ending on the maturity date. During the year ended December 31, 2025 the Company issued 30,188,550 shares for the settlement of the outstanding principal and accrued interest of $60,377, which resulted in a loss on settlement of $72,453. As of December 31, 2025, the note has been settled in full.

On August 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600. The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The Promissory Note shall incur a one-time interest charge of 15% equal to $12,240, which is added to the principal balance, has a maturity date of May 16, 2026. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $33,840 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $93,840.

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink, pursuant to which the Company sold ClearThink the “First Promissory Note” in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The First Promissory Note shall incur a one-time interest charge of 12% equal to $20,700, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $43,200 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $193,200.

On September 9, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600 for which The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $93,840.

On September 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an accredited investor an unsecured original issue discount promissory note in the principal amount of $287,500 for which the Company received net proceeds of $244,000 after original issue discount of $37,500 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10% equal to $28,750, which is added to the principal balance, and has a maturity date of September 15, 2026. In connection with the agreement, the Company issued to the accredited investor 8,500,000 shares of common stock as inducement shares with relative fair value of $174,517 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 9. Derivative Liabilities.” The aggregate debt discount of $316,250 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $316,250.

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10% equal to $9,200, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 9. Derivative Liabilities.” The aggregate debt discount of $121,000 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $124,200.

On September 23, 2025, the Company entered into a security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 9. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $158,125.

On September 23, 2025, the Company entered into a second security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The Promissory Note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 9. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $158,125.

On October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 after original discount of $37,500. The promissory note shall incur a one-time interest charge of 12% equal to $34,500, which is added to the principal balance and matures on August 31, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $178,620 which was recorded as a discount on the note. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $16,120 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $322,000.

On October 8, 2025, the Company issued a convertible promissory note to an accredited investor for $20,000 to settle outstanding amounts owed to the investor. The note has a maturity date of October 8, 2026 and bears interest at a rate of 10%. The note is convertible into common shares of the Company after 180 days, at a rate of 85% of the lowest closing bid price for the five trading days preceding the conversion date. As of December 31, 2025, the balance on the note is $20,000.

On October 9, 2025, the Company entered into the “Second Promissory Note” with ClearThink in the principal amount of $115,000. The Company received net proceeds of $100,000 after original discount of $15,000. The Second Promissory Note shall incur a one-time interest charge of 12% equal to $13,800, which is added to the principal balance and matures on August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $28,800 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $128,800.

On November 26, 2025, we issued a convertible promissory note dated November 20, 2025 to an accredited investor in the aggregate principal amount of $143,750 (the “November 2025 Note”). The Company received net proceeds of $125,000 after original discount of $18,750. The promissory note shall incur a one-time interest charge of 12% equal to $18,750, which is added to the principal balance and matures on November 20, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 1,250,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $25,794 which was recorded as a discount on the note. The November 2025 Note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $63,294 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the balance on the note is $162,500.

During the years ended December 31, 2025 and 2024, the Company recorded debt discount amortization expense of $360,551 and $11,231, respectively and expects to amortize the remaining $855,743 of discount over the remaining maturities of the outstanding notes.

Note 9. Derivative Liabilities

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

	As of December 31, 2025
	Conversion Option	Warrants

Volatility	762.08%	762.08%
Dividend Yield	0%	0%
Risk-free rate	3.48%	3.48%
Expected term	1 year	1 year
Stock price	$0.041	$0.041
Exercise price	$0.01	$0.01-0.5
Derivative liability fair value	$3,100,316	$12,324,245
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2025	75,670,000	300,800,000

	As of December 31, 2024
	Conversion Option	Warrants

Volatility	406.93%	301.31%
Dividend Yield	0%	0%
Risk-free rate	4.16%	4.27%
Expected term	1 year	1.96-2.40 years
Stock price	$0.003	$0.003
Exercise price	$0.0004-0.01	$0.5
Derivative liability fair value	$1,973,641	$19,112
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2024	668,516,113	9,530,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2025 and 2024:

Fair value as of December 31, 2023	$197,090
Extinguishment due to repayment	(232,274)
Change in fair value of derivatives	2,027,937
Fair value as of December 31, 2024	1,992,754
Establishment of derivative liability upon issuance of notes	5,876,133
Establishment of derivative liability on tainted warrants	31,395,924
Extinguishment due to conversion	(919,356)
Extinguishment due to exercise of warrants	(4,028,465)
Change in fair value of derivatives	(18,892,429)
Fair value as of December 31, 2025	$15,424,561

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $18,892,429 during the year ended December 31, 2025 and total loss of $1,795,664 during the year ended December 31, 2024. The fair value of the derivatives related to the principal default on the notes was charged directly to interest expense. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815. The initial fair value of the outstanding warrants was charged to the change in fair value of derivatives.

Note 10. Cryptocurrency Assets

The Company began cryptocurrency mining activities during the year ended December 31, 2021. In addition to mining activities, the Company conducts other business activities using its cryptocurrency assets as compensation. The below table represents the cryptocurrency activities during the years ended December 31, 2024 and 2023:

Cryptocurrency at December 31, 2023	$32
Purchases of cryptocurrency	4,600
Loss on cryptocurrency	(4,600)
Cryptocurrency at December 31, 2024	32
Purchases of cryptocurrency	51
Loss on cryptocurrency	(32)
Cryptocurrency at December 31, 2025	$51

Note 11. Income Taxes

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss	$2,895,728	$1,206,300
Valuation allowance	(2,895,728)	(1,206,300)
Net deferred income tax assets	$–	$–

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	For the Years Ended
	December 31, 2025		December 31, 2024

Expected tax at statutory rates	$(5,172,151)	21%	$(333,912)	21%
Temporary Difference - stock based compensation	6,153,477	(25)%	–	0%
Temporary Difference - change in fair value of derivative	(3,967,410)	16%	–	0%
Other	106,807	0%	380,414	(24)%
Current Year Change in Valuation Allowance	2,879,278	(12)%	(46,502)	3%
Income tax expense	$–	0%	$–	0%

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2025, the Company has net operating loss carry forwards totaling approximately $13,800,000, which will be carried forward to future periods.

Note 12. Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473, which are still shown as issued and outstanding in Note 7 above.

As disclosed under Note 4, the Employment Agreement between the Company and Dr. Adler was terminated following the Company’s discovery that SAPL and ACL breached material representations and warranties under the Share Exchange. Pursuant to a letter dated December 8, 2025, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange. The Company has also sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

On December 19, 2025, a lawsuit was filed in the Clark County District Court of Nevada against the Company, Charles Faulkner and Simon Wajcenberg, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The plaintiffs were Dr. Niclas Adler, who previously acted as Chief Technology Officer of the Company and as a member of the Company’s board of directors, and Adler Capital Limited.

The complaint alleged breaches of fiduciary duty, wrongful termination and breach of contract in connection with Dr. Adler’s employment agreement with the Company and the related equity awards. The relief sought against the Company included enforcement of the Share Exchange, employment agreement and option agreement, compensatory damages, punitive damages, accounting, prejudgment and post judgement interest, reasonable attorney fees, cost of suit, a judicial declaration of the parties’ respective rights and obligations. On January 21, 2026, Dr. Adler and Adler Capital Limited voluntarily dismissed the lawsuit without prejudice.

On January 15, 2026, the Company filed a lawsuit against SAPL and ACL in the United States District Court for the Southern District of Florida. The Company is seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange and damages related thereto. The Company expects SAPL and ACL to file a counterclaim.

At this time, the Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgement or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

Note 13. Subsequent Events

BAIF Acquisition

Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPA, DC Estate Solutions acquired the equity interests of the five SPVs: (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of the Data Center sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, the First Mora Option to purchase up to 250,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

Additionally, pursuant to the JVA, DC Estate Solutions’ equity interests in the SPVs are subject to the Company making minimum aggregate cash payments and contributions to DC Estate Solutions (including amount payable under the SPV SPA) in the amount of $8,750,000 USD, which shall be distributed to BAIF. If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

Further, effective January 27, 2026, the Company, BAIF and DC Estate Solutions entered into the Addendum to the JVA to account for the development of additional data centers in (i) Villasequilla, Spain 600 MW, (ii) Tomelloso, Spain 450 MW and (iii) Tocumen, Panama 1000 MW. The Villasequilla and Tomelloso data centers shall each be owned by Spanish special purpose vehicles, DC Villasequilla SL and DC Tomelloso SL, respectively, and shall subsequently be assigned to DC Estate Solutions. The Tocumen data center shall be owned by a Panamanian special purpose vehicle, DC Tocumen SA, which shall subsequently be assigned to DC Estate Solutions. The Company, in addition to the already agreed upon $125,000 USD monthly payments, agreed to fund the development of the additional Data Centers by paying a minimum of $2,400,000 USD payable in monthly installments of $100,000 USD monthly payments to DC Estate Solutions commencing on May 1, 2026 for a minimum of 24 months, thereby increasing the minimum BAIF Funding amount to a total of $11,150,000 USD. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, the Second Mora Option to acquire 150,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The Second Mora Option is fully vested and exercisable as of the grant date and terminates on the earlier of (i) five years following the date of the Second Mora Option or (ii) the termination of the JVA.

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with the such shares being fully paid and non-assessable on the date of execution of the Second Addendum.

Legal Proceedings

On January 15, 2026, the Company filed a lawsuit against SAPL and ACL in the United States District Court for the Southern District of Florida. The Company is seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange and damages related thereto. The Company expects SAPL and ACL to file a counterclaim.

At this time, the Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgement or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

Common Share issuances

Subsequent to December 31, 2025, the Company has issued 16,500,000 shares of restricted common stock for services to outside consultants. On the date of issuance, the shares are fully earned and non-forfeitable.

Subsequent to December 31, 2025, and through April 10, 2026, the Company has issued an aggregate of 63,912,296 shares of restricted common stock for the cashless exercise of an aggregate of 84,000,000 common stock warrants held by 3 warrant holders.

Subsequent to December 31, 2025, the Company has issued 55,397,351 shares of common stock under the ELOC for cash proceeds of approximately $632,125.

Subsequent to December 31, 2025, the Company has issued 5,991,570 shares of common stock for the conversion of $36,000 in principle on outstanding convertible notes.

Option Issuances

On February 10, 2026 the board of directors approved grants to each of Charles Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock as reported by OTC Markets on the trading day immediately preceding the date of grant, exercisable for a term of five years (the “Stock Options”) in furtherance of their employment agreements with the Company. Each Stock Option shall each be a non-qualified option. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, as determined by the Company’s board of directors (the “Board”), and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Board.

Subsequent to December 31, 2025, on April 8, 2026, the Company granted Dmitry Strukov, a consultant of the Company, a stock option to purchase up to 23,750,000 shares of the Company’s common stock at an exercise price of $0.0063 per share. The grant was made in full satisfaction of accrued and unpaid fees in the amount of $149,617 payable to Mr. Strukov as of March 31, 2026 pursuant to that certain Consulting Services Agreement by and between Mr. Strukov and the Company dated May 3, 2022.

Convertible Notes

On January 12, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $81,250 for which the Company received net proceeds of $75,000. The promissory note carries an interest of 12% per annum and has maturity date of January 12, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 70% of the lowest traded price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion.

On January 27, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $86,250 for which the Company received net proceeds of $75,000. Further, as consideration for the purchase of the promissory note, the Company also issued 1,050,000 shares of the Company’s common stock to the investor as commitment shares. The promissory note carries a one-time interest charge of 10%, payable on the maturity date of January 27, 2026 or upon acceleration or prepayment of the promissory note. The promissory note is convertible into common stock of the Company at any time after the date of issuance at a conversion price equal to 70% of the lowest closing price of the Company’s common stock on its principal trading market during the 10 trading days preceding the date of conversion.

On February 24, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $150,000 for which the Company received net proceeds of $130,000. The promissory note carries an interest of 6% per annum and has maturity date of February 24, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 60% of the lowest traded price of the Company’s common stock on its principal trading market during the 15 trading days preceding the date of conversion.

On March 5, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $120,000 for which the Company received net proceeds of $92,000. The promissory note carries a one-time interest charge of 10%, payable on the maturity date of December 15, 2026 or upon acceleration or prepayment of the promissory note. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment our management has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. These material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

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

34

Item 9B.	Other Information.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information on our current executive officers and directors:

Name	Age	Positions

Charles Faulkner	40	Chief Executive Officer, President and Director
Simon Wajcenberg	57	Chief Financial Officer, Treasurer, Secretary and Director (Chairman)
Jose Mora	47	Chief Executive Officer of DC Estate Solutions Cayman Limited

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors (the “Board”) elects officers and their terms of office are at the discretion of the Board.

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Charles Faulkner has served as our Chief Executive Officer, President and as a director of our Board since January 31, 2022. Mr. Faulkner has served as the Chief Executive Officer of Edgemode since its inception in 2020 and serves on the board of directors of DC Estate Solutions. Since December 2016, he has served as an advisor at North Block Capital Ltd (“NB Capital”), an. investment group that provides asset management, corporate advisory services, and technology solutions, which he co-founded in 2016.

Simon Wajcenberg has served as our Chief Financial Officer, Treasurer and as a director of our Board since January 31, 2022. Mr. Wajcenberg has served as the Executive Chairman of, and in other executive positions at, Edgemode since its inception in 2020 and serves on the board of directors of DC Estate Solutions. Since December 2016, he has served as an advisor at NB Capital, which he co-founded in 2016.

Jose Mora has served as Chief Executive Officer for BAIF since 2023 and serves as chief executive officer of DS Estate Solutions. Mr. Mora has also served as a partner at M&M RAIF in Luxemburg since 2021, as the Chief Executive Officer at Meinzer & Moray Energy Holding in Sevilla, Spain since 2015, and was the Chief Executive Officer and chairman of the board of directors at Meinzer & Moray Investment in Switzerland between 2016 and 2024.

Director Independence

Our common stock is quoted on the OTCID Basic Market, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, neither of our directors would be considered an independent director.

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

Set forth below is the information regarding the compensation paid, distributed or accrued by Edgemode for the fiscal year ended December 31, 2025 to the Company’s Chief Executive Officer (principal executive officer) serving during the last fiscal year and the other two most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(1)	Non-Equity Inventive Plan Compensation ($)(g)	Non-Qualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)

Charles Faulkner	2025	450,000	(2)	300,000	–	641,682	2,257,266	–	–	3,648,948
Chief Executive Officer	2024	600,000	(2)	–	–	–	–	–	–	600,000

Simon Wajcenberg	2025	450,000	(2)	300,000	–	641,682	2,257,266	–	–	3,648,948
Chief Financial Officer	2024	600,000	(2)	–	–	–	–	–	–	600,000

___________________

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the Named Executive Officers, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the Named Executive Officers.
(2)	As of December 31, 2025 and 2024, the Company owed the executive officers of the Company $248,822 and $1,616,090 in accrued payroll for services performed, respectively. See “Note 4. Related Party Transactions” to the Financial Statements included in this report.

Compensation Agreements with our Current Executive Officers

In 2021, Edgemode previously employed Charles Faulkner and Simon Wajcenberg pursuant to oral employment agreements with salaries which began at $10,000 per month in early 2021 and were increased to $30,000 per month in October 2021. In 2022, Edgemode then entered into formal employment agreements with Charles Faulkner and Simon Wajcenberg which provided for annual base salaries of $600,000 each and the grant to each of 31,979,352 five-year vested stock options with an exercise price of $0.40 per share and discretionary bonuses as determined from time to time by the board of directors. Pursuant to the Share Exchange, Mr. Faulkner and Mr. Wajcenberg entered into amendments to their Executive Employment Agreements (the “Executive Employment Amendments”), to set their base salary at $400,000 per annum and a quarterly bonus of up to $150,000 at the discretion of the Board. On October 14, 2025, Mr. Wajcenberg exercised options to purchase an aggregate of 442,792,088 shares of common stock. Mr. Wajcenberg exercised the options on a net exercise basis and the Company withheld 38,786,973 shares of common stock for the cost of the exercise. On October 16, 2025, the Board granted each of Mr. Faulkner and Mr. Wajcenberg discretionary bonuses of $300,000 of which $100,000 has been accrued for each officer as of December 31, 2025. Accrued salary and bonus for each officer in the amount of $386,000 was converted to one share of Series D Preferred Stock for each officer in December 2025 in satisfaction of such accrued amounts.

Subsequent to December 31, 2025, on February 10, 2026, the Board approved grants to each of Mr. Faulkner and Mr. Wajcenberg of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock as reported by OTC Markets on the trading day immediately preceding the date of grant, exercisable for a term of five years (the “Stock Options”) in furtherance of their employment agreements with the Company. Each Stock Option shall be a non-qualified option. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, as determined by the Board, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Board.

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

Dr. Adler served as our Chief Technology Officer from April 7, 2025 to September 1, 2025. As disclosed above, the Adler Employment Agreement has been terminated.

Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards At 2025 Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)(e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Charles Faulkner	31,979,352	–	–	0.005	(1)	1/31/2027	–	–	–	–
Charles Faulkner	76,619,603	–	–	0.005	(1)	9/12/2027	–	–	–	–
Charles Faulkner	77,000,000	–	–	0.005	(1)	3/1/2028	–	–	–	–
Charles Faulkner	257,193,133	–	–	0.005	(1)	4/7/2030	–	–	–	–
Simon Wajcenberg	–	–	–	–			–	–	–	–

___________________

(1)	See “Note 13. Subsequent Events” to the Financial Statements included in this report.

In connection with the Share Exchange and the Employment Agreement, Dr. Adler was also issued a five-year non-qualified stock option to purchase up to 385,789,700 shares of Edgemode common stock at an exercise price of $0.005. Pursuant to the Company’s notice to Dr. Adler of the termination of his employment agreement for cause, the option has expired. Additionally, on April 7, 2025, the Board approved the following stock option grants to Mr. Faulkner, Mr. Wajcenberg, and Dmitry Strukov, a consultant to the Company:

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

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 10, 2026, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Based on 3,546,009,459 shares of common stock outstanding as of April 10, 2026. Beneficial ownership is determined in accordance with Rule 13d-3 and 13d-5 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. There are 2 shares of Series D Preferred Stock issued and outstanding. Holders of Series D Preferred Stock are entitled to vote together with the holders of common stock on all matters submitted to a vote of shareholders and each share of Series D Preferred Stock entitles the holder to voting power equal to 25.5% of the issued and outstanding shares of the Company’s common stock. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

Unless otherwise specified in the notes to this table, the address for each person is: c/o Edgemode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Title of Class	Name of Beneficial Holder	Amount of Beneficial Ownership	Percentage Beneficially Owned
5% Shareholders:

Common Stock	Niclas Adler (1)	1,260,246,354	35.5%

Directors and Named Executive Officers

Common Stock	Charles Faulkner (2)	1,104,518,284	26.3%
Common Stock	Simon Wajcenberg (3)	1,024,563,611	25.5%
	All directors and officers as a group (2 persons)	1,483,435,994	51.8%
Series D Preferred	Charles Faulkner	1	50.0%
Series D Preferred	Simon Wajcenberg	1	50.0%

(1)	Adler. Dr. Adler was an executive officer and director of the Company until his resignation on September 1, 2025. Includes shares held by ACL, an entity beneficially owned and controlled by Adler. On January 15, 2026, the Company filed a lawsuit against SAPL and ACL to rescind the shares of common stock issued pursuant to the Share Exchange.
(2)	Faulkner. Mr. Faulkner is an executive officer and director of the Company. Includes 792,792,088 shares of common stock underlying vested stock options. His ownership is included under “All directors and officers as a group.”
(3)	Wajcenberg. Wajcenberg is an executive officer and director of the Company. Includes 350,000,000 shares of common stock underlying vested stock options His ownership is included under “All directors and officers as a group.”

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the Company had no equity compensation plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2025 and 2024, the executive officers of the Company advanced $1,620 and $16,275 to the Company for working capital needs. The advances are non-interest bearing and are due on demand.

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

As disclosed above, SAPL is a party to the following agreements: (1) the Power Purchase Agreement with Marviken One; (2) the Building Lease with Marviken One; (3) the Property Purchase with Marviken Two; (4) the Cooling Agreement with Marviken One; (5) the 5% Promissory Note in favor of Marviken Two; (6) the Intellectual Property Agreement with ACL. The Company has filed a complaint in the United States District Court for the Southern District of Florida in Broward County, Florida for the rescission of the SAPL Share Exchange.

Dr. Adler, was an officer and director of our company effective April 7, 2025, is the chief executive officer of SAPL, an executive officer and beneficial owner of Marviken One and Marviken Two, and the sole shareholder ACL. Dr. Adler resigned as an officer and director of the Company effective September 1, 2025.

The Company is a party to a consultancy agreement (with AI Capital Mineco Limited, an affiliate of Dr. Adler, dated September 1, 2024. Pursuant to the consultancy agreement, the Company agreed to pay Dr. Adler a fee of $300,000, subject to the Company receiving financing in excess of $2,000,000.The Company intends to rescind the consulting agreement in connection with the recission of the SAPL Share Exchange.

Under the terms of the respective employment agreements of Charles Faulkner and Simon Wajcenberg, Mr. Faulkner and Mr. Wajcenberg each had accrued salaries of $386,000 as of October 31, 2025 (each an “Accrued Salary”). On December 10, 2025, in full satisfaction of the entirety of the Accrued Salary for each of Mr. Faulkner and Mr. Wajcenberg, the Company issued 1 share of Series D Preferred Stock to each of Charles Faulkner and Simon Wajcenberg.

Subsequent to December 31, 2025, on February 10, 2026, the Board approved grants to each of Mr. Faulkner and Mr. Wajcenberg of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock as reported by OTC Markets on the trading day immediately preceding the date of grant, exercisable for a term of five years (the “Stock Options”) in furtherance of their employment agreements with the Company. Each Stock Option shall be a non-qualified option. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, as determined by the Board, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Board.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by M&K CPAS, PLLC, our principal auditor for fiscal 2025 and 2024.

	2025 ($)	2024 ($)
Audit Fees - M&K CPAS, PLLC (1)	115,450	69,900
Audit Related Fees - M&K CPAS, PLLC	5,500	–
Tax Fees	–	–
All Other Fees	–	–
Total	120,950	69,900

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years.

Our Board has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors were pre-approved by the entire Board.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization (1)	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited (1)	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, As Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series B Preferred Stock	8-K	7/27/2022	3.1
3.4	Certificate of Designation of Series C Preferred Stock	8-K	3/4/2025	3.1
3.5	Certificate of Designation of Series D Preferred Stock	8-K	12/11/2025	3.1
4.1	Description of Securities	10-K	4/12/2022	4.1
10.1	Form of Executive Employment Agreement (2)	8-K	2/7/2022	10.1
10.2	Form of Option Agreement	8-K	2/7/2022	10.3
10.3	Series A Preferred Stock Purchase Agreement, dated as of July 18, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	7/27/2022	10.1
10.4	Series B Preferred Stock Purchase Agreement, effective as of August 26, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	8/29/2022	10.1
10.5	Charlie Faulkner Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.1
10.6	Simon Wajcenberg Stock Option Grant dated September 12, 2022 (2)	8-K	9/12/2022	10.2
10.7	Common Stock Purchase Agreement between EdgeMode, Inc. and Alumni Capital LP dated September 19, 2022	8-K	9/23/2022	10.1
10.8	Series B Preferred Stock Purchase Agreement, effective as of September 28, 2022, by and between Edgemode, Inc. and 1800 Diagonal Lending LLC	8-K	9/28/2022	10.1
10.9	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.1
10.10	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	1/26/2023	10.2
10.11	Stock Option Grant to Charlie Faulkner dated March 3, 2023 (2)	8-K	3/7/2023	10.1
10.12	Stock Option Grant to Simon Wajcenberg dated March 3, 2023 (2)	8-K	3/7/2023	10.2

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.13	Amendment to Charlie Faulkner Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.3
10.14	Amendment to Simon Wajcenberg Stock Option Grant dated January 25, 2023 (2)	8-K	3/7/2023	10.4
10.15	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective April 20, 2023 for purchase of Promissory Note	8-K	4/24/2023	10.1
10.16	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.2
10.17	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated April 20, 2023 for purchase of Convertible Promissory Note	8-K	4/24/2023	10.3
10.18	Convertible Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective April 20, 2023	8-K	4/24/2023	10.4
10.19	Form of Securities Purchase Agreement for purchase of Promissory Note	8-K	4/28/2023	10.1
10.20	Form of Promissory Note	8-K	4/28/2023	10.2
10.21	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC effective August 4, 2024	8-K	8/8/2023	10.1
10.22	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC effective August 4, 2023	8-K	8/8/2023	10.2
10.23	Master Services Agreement with Cudo Ventures	8-K	2/24/2025	10.1
10.24	Simon Wajcenberg Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.2
10.25	Charles Faulkner Conversion Letter dated February 20, 2025	8-K	2/24/2025	10.3
10.26	Amendment to Simon Wajcenberg Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.4
10.27	Amendment to Charlie Faulkner Stock Option Grant dated February 20, 2025 (2)	8-K	2/24/2025	10.5
10.28	Amendment to Simon Wajcenberg Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.1
10.29	Amendment to Charlie Faulkner Stock Option Grant dated April 2, 2025 (2)	8-K	4/2/2025	10.2
10.30	Executive Employment Agreement effective April 7, 2025 between Edgemode, Inc. and Niclas Adler (2)	8-K	4/8/2025	10.1
10.31	Consultancy Agreement by and between AI Capital Mineco Limited and Edgemode, Inc. effective April 7, 2025	8-K	4/8/2025	10.2
10.32	Form of Amendment No. 1 to Executive Employment Agreement	8-K	4/8/2025	10.3
10.33	Form of Stock Option Grant (2)	8-K	4/8/2025	10.4
10.34	Power Purchase Agreement between SAPL and Marviken One dated December 27, 2024, as amended on February 20, 2025 (1)	8-K	4/8/2025	10.5
10.35	Building Lease between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.6
10.36	Property Purchase Agreement between SAPL and Marviken One dated December 4, 2024 (1)	8-K	4/8/2025	10.7
10.37	Cooling Agreement between SAPL and Marviken One dated December 27, 2024 (1)	8-K	4/8/2025	10.8
10.38	5% Promissory Note issued by Synthesis Analytics Ltd. in favor of Marviken Two dated December 4, 2024 (1)	8-K	4/8/2025	10.9
10.39	Intellectual Property Agreement between SAPL and ACL dated August 31, 2024 (1)	8-K	4/8/2025	10.10
10.40	Securities Purchase Agreement between Edgemode, Inc. and 1800 Diagonal Lending LLC dated August 15, 2025	8-K	8/26/2025	10.1
10.41	Promissory Note issued by Edgemode, Inc. in favor of 1800 Diagonal Lending LLC dated August 15, 2025	8-K	8/26/2025	10.2
10.42	Securities Purchase Agreement between Edgemode, Inc. and ClearThink Capital Partners, LLC dated September 2, 2025	8-K	9/5/2025	10.1

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.43	First Promissory Note issued by Edgemode, Inc. in favor of ClearThink Capital Partners, LLC dated August 20, 2025	8-K	9/5/2025	10.2
10.44	Securities Purchase Agreement between Edgemode, Inc. and ClearThink Capital Partners, LLC dated September 4, 2025	8-K	9/5/2025	10.3
10.45	Registration Rights Agreement between Edgemode, Inc. and ClearThink Capital Partners, LLC dated September 4, 2025	8-K	9/5/2025	10.4
10.46	Securities Purchase Agreement between Edgemode, Inc. and Vanquish Funding Group Inc. dated September 9, 2025	8-K	9/15/2025	10.1
10.47	Promissory Note issued by Edgemode, Inc. in favor of Vanquish Funding Group Inc. dated September 9, 2025	8-K	9/15/2025	10.2
10.48	Securities Purchase Agreement between Edgemode, Inc. and FirstFire Global Opportunities Fund, LLC dated September 15, 2025	8-K	9/19/2025	10.1
10.49	Promissory Note issued by Edgemode, Inc. in favor of FirstFire Global Opportunities Fund, LLC dated September 15, 2025	8-K	9/19/2025	10.2
10.50	Securities Purchase Agreement between Edgemode, Inc. and LGH Investments, LLC dated September 18, 2025 and effective September 23, 2025	8-K	9/29/2025	10.1
10.51	Promissory Note issued by Edgemode, Inc. in favor of LGH Investments, LLC dated September 18, 2025	8-K	9/29/2025	10.2
10.52	Securities Purchase Agreement between Edgemode, Inc. and Crom Structured Opportunities Fund I, LP dated September 22, 2025 and effective September 23, 2025	8-K	9/29/2025	10.3
10.53	Promissory Note issued by Edgemode, Inc. in favor of Crom Structured Opportunities Fund I, LP dated September 22, 2025	8-K	9/29/2025	10.4
10.54	Securities Purchase Agreement between Edgemode, Inc. and Jefferson Street Capital, LLC dated September 22, 2025 and effective September 23, 2025	8-K	9/29/2025	10.5
10.55	Promissory Note issued by Edgemode, Inc. in favor of Jefferson Street Capital, LLC dated September 22, 2025	8-K	9/29/2025	10.6
10.56	Securities Purchase Agreement between Edgemode, Inc. and ClearThink Capital Partners, LLC dated September 30, 2025	8-K	10/9/2025	10.1
10.57	Promissory Note issued by Edgemode, Inc. in favor of ClearThink Capital Partners, LLC dated September 30, 2025	8-K	10/9/2025	10.2
10.58	Cordoba Land Lease Agreement dated July 18, 2024 by and between Antonio Perez and Jose Mora	10-Q	11/14/2025	10.18
10.59	Vianos Land Lease Agreement dated November 4, 2024 by and between Jose Garcia and Jose Mora	10-Q	11/14/2025	10.19
10.60	Torrecampo Land Lease Agreement dated March 3, 2025 by and between Julian Cabrera and Jose Mora	10-Q	11/14/2025	10.20
10.61	Malpica Land Lease Agreement dated February 24, 2025 by and between Francisco Partearroyo and Jose Mora	10-Q	11/14/2025	10.21
10.62	Caceres Land Lease Agreement dated May 26, 2025 by and between Antonio Andrada Partearroyo and Jose Mora	10-Q	11/14/2025	10.22
10.63	Vianos Land Lease Assignment Agreement dated December 18, 2024 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.23

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.64	Malpica Land Lease Assignment Agreement dated March 6, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.24
10.65	Torrecampo Land Lease Assignment Agreement dated March 25, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIG S.L	10-Q	11/14/2025	10.25
10.66	Cordoba Land Lease Assignment Agreement dated March 20, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.26
10.67	Caceres Land Lease Assignment Agreement dated May 29, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.27
10.68	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Cordoba S.L.	10-Q	11/14/2025	10.28
10.69	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Vianos S.L.	10-Q	11/14/2025	10.29
10.70	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Torrecampo S.L.	10-Q	11/14/2025	10.30
10.71	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Malpica S.L.	10-Q	11/14/2025	10.31
10.72	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Caceres S.L.	10-Q	11/14/2025	10.32
10.73	Securities Purchase Agreement between Edgemode, Inc. and investor dated November 18, 2025	8-K	12/1/2025	10.1
10.74	Promissory Note issued by Edgemode, Inc. in favor of investor dated November 20, 2025	8-K	12/1/2025	10.2
10.75	Simon Wajcenberg Conversion Letter Agreement dated December 10, 2025	8-K	12/11/2025	10.1
10.76	Charles Faulkner Conversion Letter Agreement dated December 10, 2025	8-K	12/11/2025	10.2
14.1	Code of Ethics and Business Conduct	10-K	4/17/2023	14.1
19.1	Insider Trading Policy	10-K	4/26/2024	19.1
21.1	List of Subsidiaries				Filed
23.1	Consent of M&K CPAS, PLLC				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer (Section 906) (3)				Furnished
32.2	Certification of Principal Financial Officer (Section 906) (3)				Furnished
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				Filed

______________________

(1)	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.
(2)	Management contract or compensatory agreement plan or arrangement.
(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to EdgeMode, Inc., 110 E. Broward Blvd., Suite 1700, Ft. Lauderdale, FL 33301, Attention: Corporate Secretary.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2026.

EDGEMODE, INC.

Date:	April 13, 2026	/s/ Charles Faulkner
Charles Faulkner
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Edgemode, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Faulkner	Chief Executive Officer	April 13, 2026
Charles Faulkner	(Principal Executive Officer) and Director

/s/ Simon Wajcenberg	Chief Financial Officer	April 13, 2026
Simon Wajcenberg	(Principal Financial Officer) (Principal Accounting Officer) and Director

