Form 10-Q
period 2026-03-31
Edgemode, Inc.
filed 2026-05-28
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 3,699,027,128 shares of the registrant’s common stock outstanding as of May 26, 2026.

TABLE OF CONTENTS

Unless the context otherwise indicates, when used in this report, the terms the “Company,” “Edgemode,” “we,” “us,” “our” and similar terms refer to Edgemode, Inc. and our wholly owned subsidiary, Edgemode, a Wyoming corporation. Our corporate website is www.edgemode.io. There we make available copies of Edgemode documents, news releases and our filings with the U.S. Securities and Exchange Commission including financial statements.

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$362,662	$248,367
Prepaid expenses and other current assets	23,390	18,791

Total current assets	386,052	267,158

Intangible assets – cryptocurrencies	51	51
Unsecured Advances	–	513,827
Deferred Offering Costs	488,742	495,000
Right of use asset	106,359	–
Construction in progress	932,827	–

Total assets	$1,914,031	$1,276,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,205,274	$1,175,090
Accrued payroll	877,489	455,989
Convertible notes payable, net of discounts	1,487,263	915,137
Notes payable	35,000	35,000
Notes payable – related parties	1,774,445	1,774,445
Deferred Revenue	75,951	75,951
Derivative liabilities	3,955,892	15,424,561
–Right of use liability - current	119,961	–
		–
Total current liabilities	9,531,275	19,856,173

Right of use liability	–	–
Customer deposit	227,662	227,662

Total liabilities	9,758,937	20,083,835

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $0.001 par value, 5,000,000 shares authorized;
Series D Preferred Shares,2 shares authorized; Par value $0.001; 2 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively	1	1
Common shares, 7,000,000,000 shares authorized; Par value $0.001; 3,546,009,459 and 2,998,158,602 shares issued and outstanding, March 31, 2026 and December 31, 2025, respectively	3,546,009	2,998,159
Additional paid-in capital	59,442,410	43,308,300
Accumulated deficit	(70,764,164)	(65,114,259)
Stockholders’ equity (deficit) attributable to Edgemode, Inc.	(7,775,744)	(18,807,799)
Non controlling interest	(69,162)	–
Total stockholders’ equity (deficit)	(7,844,906)	(18,807,799)

Total liabilities and stockholders’ equity (deficit)	$1,914,031	$1,276,036

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Operating expenses:
General and administrative expenses	$1,293,396	$22,115,107
Acquisition expenses	12,949,436	–
Loss on cryptocurrencies	–	34

Total operating expenses	14,242,832	22,115,141

Loss from operations	(14,242,832)	(22,115,141)

Other expense:
Interest expense	(1,201,433)	(11,187)
Other income	476	–
Change in fair value of derivatives	9,724,722	1,254,247
Total other income (expense), net	8,523,765	1,243,060

Loss before provision for income taxes	(5,719,067)	(20,872,081)

Provision for income taxes	–	–

Net loss	(5,719,067)	(20,872,081)
Net loss attributable to non controlling interest	69,162	–
Net loss attributable to Edgemode, Inc.	$(5,649,905)	$(20,872,081)

Loss per common share – basic	$(0.00)	$(0.05)
Loss per common share – diluted	$(0.00)	$(0.05)

Weighted average shares outstanding - basic	3,112,533,113	390,687,459
Weighted average shares outstanding - diluted	3,112,533,113	390,687,459

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Total							Total
	Series D	Preferred	Common	Additional	Stockholders'			Stockholders
	Preferred	Stock	Common	Stock	Paid-In	Accumulated	Non-Controlling	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(deficit)
Balance December 31, 2025	2	$1	2,998,158,602	$2,998,159	$43,308,300	$(65,114,259)	$–	$(18,807,799)
Shares issued for cash, net of offering costs	–	–	60,397,351	30,397	715,480	–	–	775,877
Shares issued for note inducement	–	–	1,050,000	1,050	22,395	–	–	23,445
Shares issued for conversion of notes payable	–	–	5,991,210	5,991	92,224	–	–	98,215
Shares issued for compensation	–	–	16,500,000	16,500	253,000	–	–	269,500
Shares issued for exchange of options	–	–	400,000,000	400,000	(400,000)	–	–	–
Shares issued for cashless exercise of warrants	–	–	63,915,296	63,912	(63,912)	–	–	–
Relief of warrant derivative liability upon exercise of warrants	–	–	–	–	2,565,487	–	–	2,565,487
Common stock options issued for Joint Venture- acquisition costs	–	–	–	–	12,949,436	–	–	12,949,436
Net income	–	–	–	–	–	(5,649,905)	(69,162)	(5,719,067)
Balance March 31, 2026	2	$1	3,546,009,459	$3,546,009	$59,442,410	$(70,764,164)	$(69,162)	$(7,844,906)

Balance December 31, 2024	–	–	390,687,459	$390,687	$35,371,266	$(40,484,968)	$–	$(4,723,015)
Stock-based compensation	–	–	–	–	21,679,711	–	–	21,679,711
Net loss	–	–	–	–	–	(20,872,081)	–	(20,872,081)
Balance March 31, 2025	–	$–	390,687,459	$390,687	$57,050,977	$(61,357,049)	$–	$(3,915,385)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Operating Activities:
Net income (loss)	$(5,719,067)	$(20,872,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	361,546	–
Day one interest charge on derivative liabilities	830,699	–
Stock-based compensation	13,218,936	21,679,711
Change in fair value of cryptocurrencies	–	32
Change in fair value of derivative liabilities	(9,724,722)	(1,254,247)
Right of use asset amortization	13,602	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,599)	(11,830)
Accounts payable and accrued expenses	30,185	27,899
Accrued payroll	421,500	201,861
Customer deposit	–	303,513
Net cash provided by (used in) operating activities	(571,920)	74,858

Investing Activities:
Advance of unsecured funds in connection with proposed business acquisition	–	(183,000)
Cash used for development of leased properties	(419,000)	–
Net cash used in investing activities	(419,000)	(183,000)

Financing Activities:
Proceeds from sale of common shares	782,135	–
Proceeds from sale of common shares not yet issued	–	300,000
Proceeds from convertible notes payable	365,500	–
Payments on convertible notes payable	(42,420)	–
Repayment of related party advances	–	(9,900)
Net cash provided by financing activities	1,105,215	290,100

Net change in cash	114,295	181,958
Cash - beginning of period	248,367	103
Cash - end of period	$362,662	$182,061

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Investing and Financing Information:
Conversion of notes payable and derivative liabilities	$98,215	$–
Relief of warrant derivative liability upon exercise of warrants	$2,565,487	$–
Shares issued for inducement into convertible notes	$23,445	$–
Derivative liability upon note issuance	$49,055	$–
Amortization of deferred offering costs	$6,258	$–
Shares issued for cashless exercise of stock warrants	$63,912	$–
Common shares issued for conversion of common stock options	$400,000	$–
Establishment of right of use asset	$119,961	$–

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – Company Overview

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

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions” or the “Joint Venture Company”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining a favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026. Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of high-performance computing data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2025, as reported in the Form 10-K for the fiscal year ended December 31, 2025 of the Company, have been omitted.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, EdgeMode Wyoming, Edgemode Mine Co UK Limited, and Synthesis Analytics Production, Ltd. All intercompany transactions and balances have been eliminated in consolidation.

Variable Interest Entities

The Company evaluates its ownership interests and other arrangements involving legal entities to determine whether the entities are subject to consolidation under the variable interest entity (“VIE”) model in accordance with ASC 810, Consolidation. A legal entity is determined to be a VIE when, by design, either:

•	The entity lacks sufficient equity to finance its activities without additional subordinated financial support;
•	The equity holders, as a group, lack the characteristics of a controlling financial interest; or
•	The voting rights of the equity holders are not proportionate to their economic interests and substantially all activities are conducted on behalf of an investor with disproportionately few voting rights.

The Company consolidates a VIE when it is determined to be the primary beneficiary of the entity. The Company is considered the primary beneficiary when it has:

1.	The power to direct the activities that most significantly impact the VIE’s economic performance; and
2.	The obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
3.	In determining whether the Company is the primary beneficiary, management evaluates qualitative and quantitative factors, including governance rights, decision-making authority, contractual arrangements, capital structure, sharing of economic risks and rewards, and related-party relationships.

The Company continuously reassesses whether it is the primary beneficiary of a VIE as facts and circumstances change.

Assets and liabilities of consolidated VIEs are presented separately on the consolidated balance sheets where material. The interests of third parties in consolidated VIEs are presented as noncontrolling interests. Intercompany balances and transactions are eliminated in consolidation.

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

Segment Reporting

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

·	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

·	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

·	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$3,995,892

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$15,424,561

The Company had no assets valued using level 1, level 2, or level 3 inputs as of March 31, 2026 or December 31, 2025.

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

The Company is currently developing certain leased properties for the future development of high performance data centers The Company anticipates selling the leased properties once they reach a ready to build status or lease the properties to customers after the high performance data centers are built. The Company has not yet generated any revenue as of March 31, 2026.

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

Advertising

The Company expenses advertising costs as they are incurred. The Company had no advertising costs for the three months ended March 31, 2026 and 2025.

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering related to the issuance of 25,000,000 shares of common stock with a value of $495,000 as of December 31, 2025, and will be amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. During the three months ended March 31, 2026, the Company amortized $6,258 of costs against the offering proceeds and has a remaining $488,742 of costs expected to be amortized.

Recent Accounting Pronouncements

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2026, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. See “Note 11. Subsequent Events.” The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

On February 10, 2026 the board of directors of the Company approved grants to each of Charles Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price $0.006 exercisable for a term of five years. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Company’s board of directors.

As of March 31, 2026 and December 31, 2025, the Company owed the executive officers of the Company $877,489 and $455,989 in accrued payroll for services performed.

As of March 31, 2026 and December 31, 2025, the Company owed the executive officers $24,445, respectively, for working capital advances. The advances are non-interest bearing and are due on demand.

NOTE 5 –Joint Venture Investment

On October 15, 2025, the Company and BAIF entered into the MOU for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island. Upon execution of the MOU, the Company paid BAIF $250,000 and the Company paid BAIF an additional $250,000 on the closing of the SPV SPA. In addition, the Company has paid an additional $13,827 on behalf of BAIF for various expense incurred as part of the transaction. The advances are unsecured and bear no interest.

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

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of the Data Center sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

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

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with the such shares being fully paid and non-assessable on the date of execution of the Second Addendum. The exchange resulted in a de-minimus increase in fair value and as a result no additional expense was recognized.

The Company consolidates DC Estates Solutions, as pursuant to the governing operating agreement, the Company has the power to direct the activities that most significantly impact DC Estates Solutions’ economic performance, as a result of its unconditional funding obligation. Accordingly, the Company determined that it controls DC Estates Solutions and consolidates the entity in its consolidated financial statements.

From the date of formation through March 31, 2026, the joint venture had no reportable operations. As of March 31, 2026, the balance sheet of the joint ventures consists of:

Construction in Progress	$932,827
Right of use assets	106,359
Total Assets	1,039,186

Right of use liabilities	119,961
Total Liabilities	$119,961

NOTE 6 – Equity

Preferred shares

We are authorized to issue 5,000,000 shares of preferred stock. Shares of preferred stock may be issued from time to time in one or more series as may be determined by our Board. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions of each series will be established by the Board. Our directors may issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. In connection with the Charter Amendment (as defined below), the only outstanding preferred stock was converted into common stock. As of the date of this report, there are 2 outstanding shares of preferred stock.

Series D

On December 10, 2025, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series D Preferred Stock. Pursuant to the Series D Preferred Stock Certificate of Designation, the Board designated a new series of the Company’s preferred stock, the Series D Preferred Stock, par value $0.001 per share. The Series D Preferred Stock Certificate of Designation authorized the Company to issue 2 shares of Series D Preferred Stock. On December 10, 2025, the Company issued to each of the officers 1 share of Series D Preferred stock.

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

Common shares

As of March 31, 2026, the Company has authorized 7,000,000,000 shares of common stock, par value of $0.001, and, as of March 31, 2026, has issued 3,546,009,459 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

During the three months ended March 31, 2026, the Company has issued an aggregate of 16,500,000 shares of restricted common stock for services to outside consultants. On the date of issuance, the shares are fully earned and non-forfeitable.

During the three months ended March 31, 2026, the Company has issued an aggregate of 63,912,296 shares of restricted common stock for the cashless exercise of an aggregate of 84,000,000 common stock warrants held by 3 warrant holders.

During the three months ended March 31, 2026, the Company has issued an aggregate of 5,991,570 shares of common stock for the conversion of $40,000 in principal on outstanding convertible notes.

Equity Line of Credit Agreement

On September 4, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an accredited investor purchaser. Pursuant to the ELOC Agreement, the Company agreed to sell, and the purchaser agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”).

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

During the three months ended March 31, 2026, the Company has issued 55,397,351 shares of common stock under the ELOC for cash proceeds of $632,125. See Note 11 “Subsequent Events” for subsequent sales under the ELOC.

Stock Options

On January 22, 2026, as discussed in Note 5, the Company granted to BAIF, or its assignee, the First Mora Option to purchase up to 250,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA. The options were valued using the Black-Scholes option pricing model and determined to have a fair value of $7,999,650 which were recorded as acquisition costs in the accompanying consolidated statement of operations.

On January 22, 2026, as discussed in Note 5, the Company granted to BAIF, or its assignee, the Second Mora Option to acquire 150,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The Second Mora Option is fully vested and exercisable as of the grant date and terminates on the earlier of (i) five years following the date of the Second Mora Option or (ii) the termination of the JVA. The options were valued using the Black-Scholes option pricing model and determined to have a fair value of $4,949,786 which were recorded as acquisition costs in the accompanying consolidated statement of operations.

On February 10, 2026, the board of directors of the Company (the “Board”) approved grants to each of Charles Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock as reported by OTC Markets on the trading day immediately preceding the date of grant, exercisable for a term of five years (the “Stock Options”) in furtherance of their employment agreements with the Company. Each Stock Option shall each be a non-qualified option. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, as determined by the Board, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Board.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2025	598,475,414	$0.019
Granted	1,100,000,000	0.005
Exercised	–	–
Forfeited	–	–
Cancelled/Expired	(400,000,000)	0.002
Outstanding, March 31, 2026	1,298,475,414	$0.012

As of March 31, 2026, the Company had 598,337,941 stock options that were exercisable, 700,000,000 that are exercisable upon meeting certain performance vesting conditions and 137,473 that were in dispute. The weighted average remaining life of all outstanding stock options was 4.06 years as of March 31, 2026. The Company has $10,497,922 of value remaining to be expensed based upon completions of milestones. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2026, the intrinsic value for the options vested and outstanding was $1,942,721 and $3,413,876, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2025	300,800,000	$0.01
Granted	–	–
Exercised	(84,000,000)	0.01
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2026	216,800,000	$0.011

The weighted average remaining life of all outstanding stock warrants was 0.65 years as of March 31, 2026. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of March 31, 2026, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible notes payable

On August 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600. The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The Promissory Note shall incur a one-time interest charge of 15% equal to $12,240, which is added to the principal balance, has a maturity date of May 16, 2026. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $33,840 is being amortized to interest expense over the respective term of the note. During the three months ended March 31, 2026, the Company repaid $42,420 of the note balance and the lender converted $40,000 into common shares. See Note 6 “Equity.” As of March 31, 2026, the balance on the note is $11,420. See Note 11 “Subsequent Events” for subsequent settlement of the note.

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink Capital Partners, LLC (“ClearThink”), pursuant to which the Company sold ClearThink the “First Promissory Note” in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The First Promissory Note shall incur a one-time interest charge of 12% equal to $20,700, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $43,200 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $193,200.

On September 9, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600 for which the Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $93,840. See Note 11 “Subsequent Events” for subsequent settlement of the note.

On September 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an accredited investor an unsecured original issue discount promissory note in the principal amount of $287,500 for which the Company received net proceeds of $244,000 after original issue discount of $37,500 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $28,750, which is added to the principal balance, and has a maturity date of September 15, 2026. In connection with the agreement, the Company issued to the accredited investor 8,500,000 shares of common stock as inducement shares with relative fair value of $174,517 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $316,250 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $316,250.

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $9,200, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $121,000 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $124,200.

On September 23, 2025, the Company entered into a security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $158,125.

On September 23, 2025, the Company entered into a second security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $158,125.

On October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 after original discount of $37,500. The promissory note shall incur a one-time interest charge of 12% equal to $34,500, which is added to the principal balance and matures on August 31, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $178,620 which was recorded as a discount on the note. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $16,120 is being amortized to interest expense over the respective term of the note. On March 30, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the company recorded the fair value of the derivative liability which was charged directly to interest expense. As of March 31, 2026, the balance on the note is $322,000.

On October 8, 2025, the Company issued a convertible promissory note to an accredited investor for $20,000 to settle outstanding amounts owed to the investor. The note has a maturity date of October 8, 2026 and bears interest at a rate of 10%. The note is convertible into common shares of the Company after 180 days, at a rate of 85% of the lowest closing bid price for the five trading days preceding the conversion date. As of March 31, 2026, the balance on the note is $20,000.

On October 9, 2025, the Company entered into the “Second Promissory Note” with ClearThink in the principal amount of $115,000. The Company received net proceeds of $100,000 after original discount of $15,000. The Second Promissory Note shall incur a one-time interest charge of 12% equal to $13,800, which is added to the principal balance and matures on August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $28,800 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $128,800.

On November 26, 2025, we issued a convertible promissory note dated November 20, 2025 to an accredited investor in the aggregate principal amount of $143,750. The Company received net proceeds of $125,000 after original discount of $18,750. The promissory note shall incur a one-time interest charge of 12% equal to $18,750, which is added to the principal balance and matures on November 20, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 1,250,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $25,794 which was recorded as a discount on the note. The note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $63,294 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $162,500.

On January 12, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $81,250 for which the Company received net proceeds of $71,000. The promissory note carries an interest rate of 12% per annum and has maturity date of January 12, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 70% of the lowest traded price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion. The aggregate debt discount of $10,250 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $81,250.

On January 27, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $86,250 for which the Company received net proceeds of $72,500. The promissory note carries a one-time interest charge of 10% of $8,625 which is added to the principal balance, payable on the maturity date of January 27, 2026 or upon acceleration or prepayment of the promissory note. Further, as consideration for the purchase of the promissory note, the Company also issued 1,050,000 shares of the Company’s common stock to the investor with a relative fair value of $23,445 which was recorded as a discount on the note. The promissory note is convertible into common stock of the Company at any time after the date of issuance at a conversion price equal to 70% of the lowest closing price of the Company’s common stock on its principal trading market during the 10 trading days preceding the date of conversion. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $94,875 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $94,875.

On February 24, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $150,000 for which the Company received net proceeds of $130,000. The promissory note carries an interest rate of 6% per annum and has maturity date of February 24, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 60% of the lowest traded price of the Company’s common stock on its principal trading market during the 15 trading days preceding the date of conversion. The aggregate debt discount of $20,000 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $150,000.

On March 5, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $120,000 for which the Company received net proceeds of $92,000. The promissory note carries a one-time interest charge of 10% of $18,000 which is added to the principal balance, payable on the maturity date of December 15, 2026 or upon acceleration or prepayment of the promissory note. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $46,000 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the balance on the note is $138,000.

During the three months ended March 31, 2026 and 2025, the Company recorded debt discount amortization expense of $361,546 and $0, respectively and expects to amortize the remaining $665,322 of discount over the remaining maturities of the outstanding notes.

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

	As of March 31, 2026
	Conversion Option	Warrants

Volatility	744.04%	744.04%
Dividend Yield	0%	0%
Risk-free rate	3.68%	3.68%
Expected term	1 year	1 year
Stock price	$0.0084	$0.0084
Exercise price	$0.0035-0.01	$0.01-0.5
Derivative liability fair value	$2,140,715	$1,815,186
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of March 31, 2026	255,351,935	216,800,000

	As of December 31, 2025
	Conversion Option	Warrants

Volatility	762.08%	762.08%
Dividend Yield	0%	0%
Risk-free rate	3.48%	3.48%
Expected term	1 year	1 year
Stock price	$0.041	$0.041
Exercise price	$0.01	$0.01-0.5
Derivative liability fair value	$3,100,316	$12,324,245
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2025	75,670,000	300,800,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2026:

Fair value as of December 31, 2025	$15,424,561
Establishment of derivative liability upon issuance of notes and date they became convertible	879,753
Extinguishment due to conversion	(58,215)
Extinguishment due to exercise of warrants	(2,565,487)
Change in fair value of derivatives	(9,724,722)
Fair value as of March 31, 2026	$3,955,892

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $9,724,722 during the three months ended March 31, 2026. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 9. Leases

On May 6, 2024, the Company entered into a lease to lease its operating and office facility under a non-cancelable real property lease agreement that expires on May 31, 2026. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Three Months Ended
March 31,
2026

Operating lease cost	$17,384
Total net lease cost	$17,384

Supplemental balance sheet information related to leases was as follows:

March 31,
2026
Operating leases:
Operating lease assets	$106,359

Current portion of operating lease liabilities	119,961
Noncurrent operating lease liabilities	–
Total operating lease liabilities	$119,961

Weighted average remaining lease term:
Operating leases	1.11 years

Weighted average discount rate:
Operating leases	7.9%

Supplemental cash flow and other information related to leases was as follows:

For the
Three Months Ended
March 31,
2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$–
Financing cash flows used for finance leases	$–

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$119,961
Total finance lease liabilities	$–

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of March 31, 2026:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2026 (9 months)	$63,702
2027	63,702
2028	–
2029	–
2030	–
Total future undiscounted lease payments	127,404
Less interest	(7,443)
Present value of lease payments	119,961
Less current portion	119,961
Long-term operating lease liabilities	$–

NOTE 10. Commitments and Contingencies

Legal Contingencies

On February 8, 2022, the Company was notified of a potential lawsuit related to the termination of our Advisory Panel Membership agreement with Taylor Black Wealth, Ltd. (“Taylor”). The Company engaged Taylor for assistance with capital raises and was to be partially compensated with stock options, subject to vesting. Taylor claims that the Company terminated the agreement unlawfully and therefore are still entitled to the remaining unvested options which the Company believes to be cancelled. The total number of stock options being contested is 137,473, which are still shown as issued and outstanding in Note 6 “Equity” above.

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

On December 19, 2025, a lawsuit was filed in the Clark County District Court of Nevada against the Company, Charles Faulkner and Simon Wajcenberg, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The plaintiffs were Dr. Niclas Adler, who previously acted as Chief Technology Officer of the Company and as a member of the Company’s board of directors, and ACL.

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

NOTE 11 – Subsequent Events

Common Share issuances

Subsequent to March 31, 2026, the Company has issued 15,384,615 shares of common stock under the ELOC for cash proceeds of approximately $70,000.

Subsequent to March 31, 2026, the Company has issued 121,222,798 shares of common stock for the conversion of $187,925 in principle and $28,750 in interest on outstanding convertible notes.

Nevada Litigation

On April 16, 2026, ACL filed a verified derivative complaint in the District Court of Clark County, Nevada (Case No. A-26-944317-C) against Mr. Faulkner and Mr. Wajcenberg, individually, and naming the Company as a nominal defendant, seeking, among other relief, appointment of a receiver or custodian over the Company and a declaration that the Series D Preferred Stock issuance to Mr. Faulkner and Mr. Wajcenberg is invalid. On May 27, 2026, the Court orally denied ACL’s motion to appoint a receiver and issue a temporary restraining order, and a written order from the court memorializing the oral ruling is anticipated. Mr. Faulkner, Mr. Wajcenberg, and the Company deny all allegations and intend to defend against the claims. At this time, the Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgement or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

Board appointment

On May 5, 2026, the Board of Directors (the “Board”) of the Company, appointed Simon Kiero-Watson to fill the vacancy on the Board created by a prior director’s resignation from the Board in September 2025. He will serve as a director until the Company’s next annual meeting of stockholders or his earlier resignation or removal. In consideration for his service as a director, Mr. Kiero-Watson will receive 10,000,000 shares of the Company’s restricted common stock and the Company has agreed to indemnify Mr. Kiero-Watson as permitted by the SEC and Nevada law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion and analysis compares our consolidated results of operations for the three months ended March 31, 2026 (the “2026 Quarter”) with those for the three months ended March 31, 2025 (the “2025 Quarter”).

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

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

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

Further, effective January 27, 2026, the Company, BAIF and DC Estate Solutions entered into an addendum to the JVA (the “Addendum”) to account for the development of additional Data Centers in (i) Villasequilla, Spain 600 MW, (ii) Tomelloso, Spain 450 MW (collectively, with the above-mentioned Spain Leases, the “Spain Leases”) and (iii) Tocumen, Panama 1000 MW (the “Panama Lease”). The Villasequilla and Tomelloso data centers shall each be owned by Spanish special purpose vehicles, DC Villasequilla SL and DC Tomelloso SL, respectively, and shall subsequently be assigned to DC Estate Solutions. The Tocumen data center shall be owned by a Panamanian special purpose vehicle, DC Tocumen SA, which shall subsequently be assigned to DC Estate Solutions. The Company, in addition to the already agreed upon $125,000 USD monthly payments, agreed to fund the development of the additional Data Centers by paying a minimum of $2,400,000 USD payable in monthly installments of $100,000 USD to DC Estate Solutions commencing on May 1, 2026 for a minimum of 24 months, thereby increasing the minimum BAIF Funding amount to a total of $11,150,000 USD. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, an additional stock option to acquire 150,000,000 shares of the Company’s common stock (the “Second Mora Option”) at an exercise price of $0.02 per share. The Second Mora Option is fully vested and exercisable as of the grant date and terminates on the earlier of (i) five years following the date of the Second Mora Option or (ii) the termination of the JVA.

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

Our strategy is focused on hyperscale cloud-based providers and enterprises, including potential customers that we believe have significant data center infrastructure needs that have not yet been outsourced or will require additional data center space and power to support their growth and their increasing reliance on technology infrastructure in their operations. We believe our capabilities for serving the needs of large hyperscale providers and enterprises will continue to enable us to capitalize on the growing demand for outsourced data center facilities in our markets and in new markets where our customers are located or plan to be located in the future. There are no assurances that we will raise sufficient capital to execute our business plan or satisfy our liabilities. See the “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2025 and Form 8-K Current Report dated April 13, 2026.

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

Critical Accounting Policies and Estimates

We discuss the material accounting policies that are critical in making the estimates and judgments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the caption “Management’s Discussion and Analysis—Critical Accounting Policies and Estimates.” There has been no material change in critical accounting policies or estimates during the period covered by this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 1 to the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Results of operations

Our operating expenses for the three months ended March 31, 2026 (the “2026 Quarter”) was $14,242,832 compared to $22,115,041, for the three months ended March 31, 2025 (the “2025 Quarter”), a decrease of 36%. In the 2026 Quarter, the Company incurred stock-based compensation expense of $13,218,936 compared to $21,679,711 for the 2025 Quarter. The stock-based compensation for the 2026 quarter was for common stock options issued as acquisition costs related to the DC Estates Solutions formation while the 2025 Quarter was related to the amendment of options to the officers of the Company.

Our other income for the 2026 Quarter was $8,523,765 compared to other income of $1,243,060 for the 2025 Quarter. Other income in the 2026 quarter was comprised of $1,201,433 in interest expense, of which $830,699 is for the day one loss on the derivative liability valuation and $9,724,722 for the gain on the change in fair value of derivative liabilities. Other income in the 2025 Quarter was comprised of $11,187 in interest expense and $1,254,247 for the gain on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of May 15, 2026, the Company had approximately $35,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the year ended December 31, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, during the year ended December 31, 2025, we sold 45,177,578 shares of restricted common stock to accredited investors in consideration of $500,000. On April 7, 2025, we executed the Share Exchange with SAPL. On October 15, 2025, we entered into a binding memorandum of understanding with BAIF to acquire 5 properties in Spain and we are now seeking to raise at least $5,000,000 to commence our HPC hosting operations and develop our gas powered AI data centers and generate revenue. We require significant funding to develop our HPC operations. Furthermore, potential legal proceedings relating to SAPL and its affiliates may cause us to incur significant expenses or liability. Adverse outcomes in such proceedings or claims could result in significant liabilities which may materially affect our financial condition, results of operations, or cash flows. We have received cash proceeds of $1,327,000 from the issuance of convertible notes payable during 2025 and an additional $373,500 in 2026 through April 13, 2026. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

We have received cash proceeds of $365,500 from the issuance of convertible notes payable during three months ending March 31, 2026 and an additional $[125,000] in 2026 through May [15], 2026. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

On September 4, 2025, the Company also entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an accredited investor purchaser. Pursuant to the ELOC Agreement, the Company agreed to sell, and the purchaser agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”). We have received cash proceeds of $632,125 from the issuance of common shares during three months ending March 31, 2026 and an additional $70,000 through May 15, 2026 related to the sale of an aggregate of 70,781,966 shares of common stock under the ELOC Agreement and expect to continue to utilize it to fund current operational needs.

Summary of cash flows

	March 31, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$(571,920)	$74,858
Net cash used in investing activities	$(419,000)	$(183,000)
Net cash provided by (used in) financing activities	$1,105,215	$290,100

During the 2026 Quarter and the 2025 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Quarter, cash used in operating activities of $571,920 primarily resulted from the net loss of $5,719,067 offset by stock-based compensation of $13,218,936, amortization of debt discount of $361,546, day one interest expense from derivative liabilities of $830,699 and the gain on the change in the fair value of derivative liabilities of $9,724,722.

During the 2025 Quarter, cash provided by operating activities of $74,858 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $20,872,081 and stock-based compensation of $21,679,711, and change in the fair value of derivative liabilities of $1,254,247.

Investing Activities

During the 2026 Quarter, the Company advanced $419,000 of cash for the development of the leased assets in the joint venture with DC Estate Solutions under the JVA.

During the 2025 Quarter, the Company advanced $183,000 of cash for working capital needs in connection with the business acquisition of SAPL for purposes of financing the construction of the HPC facility.

Financing Activities

During the 2026 Quarter, the Company received $782,135 in cash proceeds in connection with the sale of shares of common stock of the Company pursuant to the ELOC Agreement, and $365,500 in proceeds from convertible notes payable, offset by repayments of convertible notes of $42,420.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2025 and Form 8-K Current Report dated April 13, 2026 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise previously disclosed or provided below or previously disclosed in our SEC reports, there were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company has issued an aggregate of 16,500,000 shares of restricted common stock for services to three outside consultants. On the date of issuance, the shares are fully earned and non-forfeitable. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

During the three months ended March 31, 2026, the Company has issued an aggregate of 63,912,296 shares of common stock upon the cashless exercise of a warrant, which had an exercise price of $0.01 per share and was originally issued on September 17, 2021. The shares were issued in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act and contain a legend restring their transferability absent registration or applicable exemption.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 28, 2026

EDGEMODE, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization +	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.2	Bylaws	8-K	2/7/2022	3.1
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series D Preferred Stock	8-K	12/11/2025	3.1
3.4	Memorandum of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.1
3.5	Articles of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.2
10.1	Cordoba Land Lease Agreement dated July 18, 2024 by and between Antonio Perez and Jose Mora	10-Q	11/14/2025	10.18
10.2	Vianos Land Lease Agreement dated November 4, 2024 by and between Jose Garcia and Jose Mora	10-Q	11/14/2025	10.19
10.3	Torrecampo Land Lease Agreement dated March 3, 2025 by and between Julian Cabrera and Jose Mora	10-Q	11/14/2025	10.20
10.4	Malpica Land Lease Agreement dated February 24, 2025 by and between Francisco Partearroyo and Jose Mora	10-Q	11/14/2025	10.21
10.5	Caceres Land Lease Agreement dated May 26, 2025 by and between Antonio Andrada Partearroyo and Jose Mora	10-Q	11/14/2025	10.22
10.6	Vianos Land Lease Assignment Agreement dated December 18, 2024 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.23
10.7	Malpica Land Lease Assignment Agreement dated March 6, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.24
10.8	Torrecampo Land Lease Assignment Agreement dated March 25, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIG S.L	10-Q	11/14/2025	10.25
10.9	Cordoba Land Lease Assignment Agreement dated March 20, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.26
10.10	Caceres Land Lease Assignment Agreement dated May 29, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.27
10.11	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Cordoba S.L.	10-Q	11/14/2025	10.28
10.12	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Vianos S.L.	10-Q	11/14/2025	10.29
10.13	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Torrecampo S.L.	10-Q	11/14/2025	10.30
10.14	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Malpica S.L.	10-Q	11/14/2025	10.31

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
10.15	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Caceres S.L.	10-Q	11/14/2025	10.32
10.16	Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 22, 2026	8-K	1/28/2026	10.1
10.17	Stock Option Grant dated January 22, 2026	8-K	1/28/2026	10.2
10.18	Addendum to Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 27, 2026	8-K	1/28/2026	10.3
10.19	Stock Option Grant dated January 27, 2026*	8-K	1/28/2026	10.4
10.20	Stock Option Grant to Charles Faulkner dated February 10, 2026*	8-K	2/12/2026	10.1
10.21	Stock Option Grant to Simon Wajcenberg dated February 10, 2026*	8-K	2/12/2026	10.2
10.22	Securities Purchase Agreement between Edgemode, Inc. and investor dated February 24, 2026	8-K	3/4/2026	10.1
10.23	Promissory Note issued by Edgemode, Inc. in favor of investor dated February 24, 2026	8-K	3/4/2026	10.2
10.24	Securities Purchase Agreement between Edgemode, Inc. and investor dated March 5, 2026	8-K	3/12/2026	10.1
10.25	Promissory Note issued by Edgemode, Inc. in favor of investor dated March 5, 2026	8-K	3/12/2026	10.2
10.26	Second Addendum to Joint Venture Agreement, as amended, by and among Edgemode, Inc., Blackberry AIF, S.L. and DC Estate Solutions Cayman Limited dated March 23, 2026	8-K	3/24/2026	10.1
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

* Management contract or compensatory agreement plan or arrangement.

