Form 10-Q
period 2026-06-30
Edgemode, Inc.
filed 2026-08-14
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 4,791,424,217 shares of the registrant’s common stock outstanding as of August 14, 2026.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$16,710	$248,367
Prepaid expenses and other current assets	18,974	18,791

Total current assets	35,684	267,158

Intangible assets – cryptocurrencies	51	51
Unsecured advances	–	513,827
Deferred offering costs	488,049	495,000
Right of use asset	85,454	–
Construction in progress	939,327	–

Total assets	$1,548,565	$1,276,036

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,425,095	$1,175,090
Accrued payroll	1,327,489	455,989
Convertible notes payable, net of discounts	1,768,174	915,137
Notes payable	35,000	35,000
Notes payable – related parties	1,774,445	1,774,445
Deferred revenue	303,613	75,951
Derivative liabilities	3,824,915	15,424,561
Right of use liability - current	90,693	–
		–
Total current liabilities	10,549,424	19,856,173

Customer deposit	–	227,662

Total liabilities	10,549,424	20,083,835

Commitments and contingencies

Stockholders’ Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized;
Series D Preferred Shares, 2 shares authorized; Par value $0.001; 2 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively	1	1
Common shares, 7,000,000,000 shares authorized; Par value $0.001; 4,279,853,240 and 2,998,158,602 shares issued and outstanding, June 30, 2026 and December 31, 2025, respectively	4,279,853	2,998,159
Additional paid-in capital	60,792,745	43,308,300
Accumulated deficit	(73,891,336)	(65,114,259)
Stockholders’ deficit attributable to Edgemode, Inc.	(8,818,737)	(18,807,799)
Non controlling interest	(182,122)	–
Total stockholders’ deficit	(9,000,859)	(18,807,799)

Total liabilities and stockholders’ deficit	$1,548,565	$1,276,036

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating expenses:
General and administrative expenses	$1,322,122	$3,262,408	$2,615,518	$25,377,515
Acquisition costs	–	–	12,949,436	–
Loss on cryptocurrencies	–	–	–	34
Total operating expenses	1,322,122	3,262,408	15,564,954	25,377,549

Loss from operations	(1,322,122)	(3,262,408)	(15,564,954)	(25,377,549)

Other income (expense):
Interest expense	(1,277,679)	(20,377)	(2,479,112)	(31,564)
Change in fair value of derivatives	(705,807)	(396,443)	9,018,915	857,804
Loss on settlement	–	(148,053)	–	(148,053)
Other income	472	–	948	–
Total other income (expense), net	(1,983,014)	(564,873)	6,540,751	678,187

Loss before provision for income taxes	(3,305,136)	(3,827,281)	(9,024,203)	(24,699,362)

Provision for income taxes	–	–	–	–

Net loss	(3,305,136)	(3,827,281)	(9,024,203)	(24,699,362)
Net loss attributable to non-controlling interest	177,964	–	247,126	–
Net loss attributable to Edgemode, Inc.	$(3,127,172)	$(3,827,281)	$(8,777,077)	$(24,699,362)

Loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Loss per common share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding – basic	3,757,514,468	2,119,785,143	3,436,805,507	1,260,012,814
Weighted average shares outstanding - diluted	3,974,314,468	2,119,785,143	3,653,605,507	1,260,012,814

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Deficit

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Total Series D Preferred	Preferred Stock	Common	Additional Stock	Stockholders' Paid-in	Accumulated	Non- Controlling	Total Stockholders Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(deficit)
Balance December 31, 2025	2	$1	2,998,158,602	$2,998,159	$43,308,300	$(65,114,259)	$–	$(18,807,799)
Shares issued for cash, net of offering costs	–	–	60,397,351	60,397	715,480	–	–	775,877
Shares issued for note inducement	–	–	1,050,000	1,050	22,395	–	–	23,445
Shares issued for conversion of notes payable	–	–	5,991,210	5,991	34,009	–	–	40,000
Shares issued for compensation	–	–	16,500,000	16,500	253,000	–	–	269,500
Shares issued for exchange of options	–	–	400,000,000	400,000	(400,000)	–	–	–
Shares issued for cashless exercise of warrants	–	–	63,912,296	63,912	(63,912)	–	–	–
Relief of derivative liability upon conversion of convertible notes payable	–	–	–	–	58,215	–	–	58,215
Relief of warrant derivative liability upon exercise of warrants	–	–	–	–	2,565,487	–	–	2,565,487
Common stock options issued for Joint Venture- acquisition costs	–	–	–	–	12,949,436	–	–	12,949,436
Net loss	–	–	–	–	–	(5,649,905)	(69,162)	(5,719,067)
Balance March 31, 2026	2	1	3,546,009,459	3,546,009	59,442,410	(70,764,164)	(69,162)	(7,844,906)
Shares issued for cash, net of offering costs	–	–	15,384,615	15,385	53,922	–	–	69,307
Shares issued for true-up obligation	–	–	133,479,310	133,479	26,696	–	–	160,175
Shares issued for conversion of notes payable	–	–	574,979,856	574,980	9,095	–	–	584,075
Shares issued for compensation	–	–	10,000,000	10,000	27,000	–	–	37,000
Relief of derivative liability upon conversion of convertible notes payable	–	–	–	–	1,187,834	–	–	1,187,834
Imputed interest contributed to capital	–	–	–	–	45,788	–	–	45,788
Contributions to joint venture by non-controlling interest member	–	–	–	–	–	–	65,004	65,004
Net loss	–	–	–	–	–	(3,127,172)	(177,964)	(3,305,136
Balance June 30, 2026	2	$1	4,279,853,240	$4,279,853	$60,792,745	(73,891,336)	(182,122)	$(9,000,859)

Balance December 31, 2024	–	$–	390,687,459	$390,687	$35,371,266	$(40,484,968)	$–	$(4,723,015)
Stock-based compensation	–	–	–	–	21,679,711	–	–	21,679,711
Net Loss	–	–	–	–	–	(20,872,081)	–	(20,872,081)
Balance March 31,2025	–	–	390,687,459	390,687	57,050,977	(61,357,059)	–	(3,915,385)
Shares issued for cash	–	–	38,510,911	38,511	261,489	–	–	300,000
Shares issued for settlement of accrued salary	–	–	513,320,326	513,320	1,026,641	–	–	1,539,961
Shares issued for asset acquisition	–	–	1,260,246,354	1,260,246	1,890,370	–	–	3,150,616
Share issued for conversion of notes payable and settlement of derivative	–	–	92,119,909	92,120	548,338	–	–	640,508
Share issued for compensation	–	–	7,500,000	7,500	18,750	–	–	26,250
Stock options issued for settlement of accrued salary	–	–	–	–	100,000	–	–	100,000
Stock-based Compensation	–	–	–	–	2,567,176	–	–	2,567,176
Net Loss	–	–	–	–	–	(3,827,281)	–	(3,827,281)
Balance June 30, 2025	–	$–	2,302,384,959	$2,302,384	$63,463,791	$(65,184,330)	$–	$581,845

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six months ended
	June 30, 2026	June 30, 2025
Operating Activities:
Net loss	$(9,024,203)	$(24,699,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	752,794	–
Day one interest charge on derivative liabilities	1,157,022	–
Interest charge added to principal for default on notes payable	284,465	–
Interest charge for true-up shares issued	160,175	–
Stock-based compensation	13,255,936	24,273,137
Change in fair value of cryptocurrencies	–	34
Change in fair value of derivative liabilities	(9,018,915)	(857,804)
Right of use asset amortization	34,507	–
Depreciation expense	–	101,758
Lost on settlement of notes payable	–	148,053
Imputed interest contributed to capital	45,788	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(183)	78,465
Accounts payable and accrued expenses	299,742	176,757
Accrued payroll	871,500	431,861
Customer deposit	–	303,614
Net cash used in operating activities	(1,181,372)	(43,487)

Investing Activities:
Advance of unsecured funds in connection with proposed business acquisition	–	(183,000)
Cash used for development of leased properties	(425,500)	(47,915)
Net cash used in investing activities	(425,500)	(230,915)

Financing Activities:
Proceeds from sale of common shares	852,135	–
Proceeds from sale of common shares not yet issued	–	300,000
Proceeds from convertible notes payable	700,500	–
Payments on convertible notes payable	(177,420)	–
Repayment of related party advances	–	(9,900)
Net cash provided by financing activities	1,375,215	290,100

Net change in cash	(231,657)	15,698
Cash - beginning of period	248,367	103
Cash - end of period	$16,710	$15,801

Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Investing and Financing Information:
Conversion of notes payable and derivative liabilities	$1,870,124	$640,508
Relief of warrant derivative liability upon exercise of warrants	$2,565,487	$–
Shares issued for inducement into convertible notes	$23,445	$–
Derivative liability upon note issuance	$73,782	$–
Amortization of deferred offering costs	$6,951	$–
Shares issued for cashless exercise of stock warrants	$63,912	$–
Common shares issued for conversion of common stock options	$400,000	$–
Establishment of right of use asset	$119,961	$–
Payment of expense by non-controlling interest owner	$65,004	$–
Shares issued for asset acquisition	$–	$3,150,616
Note Payable assumed for asset acquisition	$–	$1,750,000
Shares issued for settlement of accrued salary	$–	$1,539,961
Modification of stock options for settlement of accrued salary	$–	$100,000

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – Company Overview

Edgemode, Inc. (“we,” “our,” the “Company”) was incorporated in Nevada on January 21, 2011. Since its incorporation, the Company has attempted to become involved in a number of prior business ventures, all of which were unsuccessful and which it has abandoned. Our subsidiary, Edgemode Wyoming, was incorporated in the State of Wyoming in March 2020. Between 2021 and 2023, we attempted to become a key figure in Bitcoin mining but lacked the necessary funding to finance the purchase of Bitcoin mining hardware and hosting contracts. As a result, since late 2023 and throughout 2024, our business activities primarily consisted of identifying and evaluating suitable acquisition transaction candidates, which led to a transition from cryptocurrency mining to digital infrastructure colocation services and high-performance computing (“HPC”) hosting.

Effective April 7, 2025, Edgemode, Synthesis Analytics Production Ltd. (“SAPL”) and Adler Capital Limited (“ACL”) closed on the Share Exchange dated April 7, 2025 (the “Share Exchange”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

Following the closing of the Share Exchange, Edgemode, through SAPL, its wholly owned subsidiary, intended to design, build, and operate digital infrastructure HPC with the goal of becoming a leading provider of digital colocation services. Pursuant to a letter dated December 8, 2025, and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange. The Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens.

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions” or the “Joint Venture Company”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company will pay approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026. Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPV SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of HPC data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

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

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with such shares being fully paid and non-assessable on the date of execution of the Second Addendum.

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

Principals of consolidation

The accompanying consolidated financial statements include the accounts of Edgemode, Inc., the accounts of its 100% owned subsidiaries, EdgeMode Wyoming, Edgemode Mine Co UK Limited, and Synthesis Analytics Production Ltd. All intercompany transactions and balances have been eliminated in consolidation.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

The following table presents the effect of potential dilutive issuances for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income (loss) attributable to common stockholders	$(3,040,391)	$(3,927,281)	$(8,690,296)	$(24,699,362)
Derivative gain associated with warrants	(1,151,120)	–	(9,094,691)	–
Net income (loss) for dilutive calculation	$(4,191,511)	$(3,927,281)	$(17,784,987)	$(24,699,362)

Weighted average shares outstanding	3,757,514,468	2,119,785,143	3,436,805,507	1,260,012,814
Dilutive effect of common stock warrants	216,800,000	–	216,800,000	–
	3,974,314,468	2,119,785,143	3,653,605,507	1,260,012,814

For the three and six months ended June 30, 2026, potential dilutive securities of 1,298,475,414 shares issuable upon exercise of options, and 901,421,462 shares issuable upon conversion of debt, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

For the three and six months ended June 30, 2025, potential dilutive securities of 1,427,057,202 shares issuable upon exercise of options, 9,530,000 shares issuable upon exercise of warrants, and 105,355,270 shares issuable upon conversion of debt, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$3,824,915

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$15,424,561

The Company had no assets valued using level 1, level 2, or level 3 inputs as of June 30, 2026 or December 31, 2025.

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

The Company is currently developing certain leased properties for the future development of high-performance data centers. The Company anticipates selling the leased properties once they reach a ready to build status or lease the properties to customers after the high-performance data centers are built. The Company has not yet generated any revenue as of June 30, 2026.

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

Advertising

The Company expenses advertising costs as they are incurred. The Company had no advertising costs for the six months ended June 30, 2026 and 2025.

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering related to the issuance of 25,000,000 shares of common stock with a value of $495,000 as of December 31, 2025, and will be amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. During the six months ended June 30, 2026, the Company amortized $6,951 of costs against the offering proceeds and has a remaining $488,049 of costs expected to be amortized.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2026, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. See “Note 11 Subsequent Events.” The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

NOTE 4 – Related Party Transactions

On February 10, 2026, the board of directors of the Company (the “Board”) approved grants to each of Charles Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price $0.006 exercisable for a term of five years (the “Stock Options”). 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Company’s board of directors.

As of June 30, 2026 and December 31, 2025, the Company owed the executive officers of the Company $1,032,210 and $455,989 in accrued payroll for services performed.

As of June 30, 2026 and December 31, 2025, the Company owed the executive officers $24,445, respectively, for working capital advances. The advances are non-interest bearing and are due on demand.

Effective April 7, 2025, Edgemode, assumed a $1,750,000 promissory note issued by Marviken TWO AB dated December 4, 2024, in connection with the Share Exchange. The loan will bear interest at a rate of 5% and has a maturity date of December 3, 2027. As a result of the transaction whereby Dr. Adler became a related party, the loan is included in the balance of the Notes payable – related parties on the accompanying balance sheet. In addition, the Company has imputed interest expense on the note for the difference between market rates and stated rates which was recorded as a contribution to capital of $45,788 for the six months ended June 30, 2026. The Company has since filed a lawsuit seeking rescission of the Share Exchange and, if successful in rescinding, the Company’s obligation under this promissory note may be terminated or otherwise affected. See Note 10 “Commitments and Contingencies.”

NOTE 5 – Joint Venture Investment

On October 15, 2025, the Company and BAIF entered into the MOU for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity. Upon execution of the MOU, the Company paid BAIF $250,000 and the Company paid BAIF an additional $250,000 on the closing of the SPV SPA. In addition, the Company has paid an additional $13,827 on behalf of BAIF for various expenses incurred as part of the transaction. The advances are unsecured and bear no interest.

Effective January 22, 2026, the Company entered into the JVA by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPV SPA, DC Estate Solutions acquired the equity interests of the five SPVs: (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of the Data Center sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

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

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with such shares being fully paid and non-assessable on the date of execution of the Second Addendum. The exchange resulted in a de minimis increase in fair value and as a result no additional expense was recognized.

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

From the date of formation through June 30, 2026, the joint venture had no reportable operations. As of June 30, 2026, the balance sheet of the joint ventures consists of:

Construction in Progress	$939,327
Right of use assets	85,454
Total Assets	1,024,781

Right of use liabilities	90,693
Total Liabilities	$90,693

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

Series D

On December 10, 2025, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series D Preferred Stock. Pursuant to the Series D Preferred Stock Certificate of Designation, the Board designated a new series of the Company’s preferred stock, the Series D Preferred Stock, par value $0.001 per share. The Series D Preferred Stock Certificate of Designation authorized the Company to issue two shares of Series D Preferred Stock. On December 10, 2025, the Company issued to each of the officers one share of Series D Preferred stock.

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

Common shares

As of June 30, 2026, the Company has authorized 7,000,000,000 shares of common stock, par value of $0.001, and, as of June 30, 2026, has issued 4,279,853,240 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

During the six months ended June 30, 2026, the Company issued 5,000,000 shares of common stock for cash proceeds of $150,010 with a private investor.

During the six months ended June 30, 2026, the Company has issued an aggregate of 16,500,000 shares of restricted common stock for services to outside consultants with an aggregate fair value of $269,500. In addition, the Company issued 10,000,000 shares of restricted common stock to a director of the Company, with a fair value of $37,000. On the date of issuance, the shares are fully earned and non-forfeitable.

During the six months ended June 30, 2026, the Company has issued an aggregate of 63,912,296 shares of restricted common stock for the cashless exercise of an aggregate of 84,000,000 common stock warrants held by 3 warrant holders.

During the six months ended June 30, 2026, the Company has issued an aggregate of 580,971,066 shares of common stock for the conversion of $624,075 in principal on outstanding convertible notes.

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

During the six months ended June 30, 2026, the Company has issued 70,781,966 shares of common stock under the ELOC for cash proceeds of $702,125.

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

On February 10, 2026, the board of directors of the Company (the “Board”) approved grants to each of Charles Faulkner and Simon Wajcenberg, the Chief Executive Officer and Chief Financial Officer of the Company, respectively, of options to purchase up to 350,000,000 shares of the Company’s common stock at an exercise price equal to the closing sale price of the Company’s common stock as reported by OTC Markets on the trading day immediately preceding the date of grant, exercisable for a term of five years in furtherance of their employment agreements with the Company. Each Stock Option shall be a non-qualified option. 50% of the shares underlying each Stock Option shall become vested and exercisable upon the closing of a purchase agreement between the Company, or the Company’s subsidiaries, and a solid oxide fuel cell supplier for a minimum power capacity of 100 MW, as determined by the Board, and the remaining 50% shall become vested and exercisable upon the closing of an AI data center site sale agreement between the Company, or the Company’s subsidiaries, and a buyer which is for a minimum capacity of 100 MW, as determined by the Board.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2025	598,475,414	$0.019
Granted	1,100,000,000	0.005
Exercised	–	–
Forfeited	–	–
Cancelled/Expired	(400,000,000)	0.002
Outstanding, June 30, 2026	1,298,475,414	$0.012

As of June 30, 2026, the Company had 598,337,941 stock options that were exercisable, 700,000,000 that are exercisable upon meeting certain performance vesting conditions and 137,473 that were in dispute. The weighted average remaining life of all outstanding stock options was 3.81 years as of June 30, 2026. The Company has $10,497,922 of value remaining to be expensed based upon completions of milestones. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2026, the intrinsic value for the options vested and outstanding was $0 and $522, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2025	300,800,000	$0.01
Granted	–	–
Exercised	(84,000,000)	0.01
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2026	216,800,000	$0.011

The weighted average remaining life of all outstanding stock warrants was 0.40 years as of June 30, 2026. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of June 30, 2026, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible notes payable

On August 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600. The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The Promissory Note shall incur a one-time interest charge of 15% equal to $12,240, which is added to the principal balance, has a maturity date of May 16, 2026. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $33,840 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the Company repaid $53,840 of the note balance and the lender converted $40,000 into common shares. See Note 6 “Equity.” As of June 30, 2026, the note has been settled in full.

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink Capital Partners, LLC (“ClearThink”), pursuant to which the Company sold ClearThink the “First Promissory Note” in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The First Promissory Note shall incur a one-time interest charge of 12% equal to $20,700, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $43,200 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the Company incurred a default penalty of $96,600 which was charged to interest expense and the lender converted $99,000 into common shares. See Note 6 “Equity.” As of June 30, 2026, the balance on the note is $190,800.

On September 9, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600 for which the Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The note is convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the Company repaid $123,580 to settle the balance of the note in full which included an interest charge of $29,740. As of June 30, 2026, the balance of the note has been settled in full.

On September 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an accredited investor an unsecured original issue discount promissory note in the principal amount of $287,500 for which the Company received net proceeds of $244,000 after original issue discount of $37,500 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $28,750, which is added to the principal balance, and has a maturity date of September 15, 2026. In connection with the agreement, the Company issued to the accredited investor 8,500,000 shares of common stock as inducement shares with relative fair value of $174,517 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $316,250 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the lender converted $178,125 into common shares. See Note 6 “Equity.” As of June 30, 2026, the balance on the note is $138,125.

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $9,200, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $121,000 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the lender converted $93,950 into common shares. See Note 6 “Equity.” As of June 30, 2026, the balance on the note is $30,250.

On September 23, 2025, the Company entered into a security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the Company incurred a default penalty of $79,063 which was charged to interest expense and the lender converted $127,500 into common shares. See Note 6 “Equity.” As of June 30, 2026, the balance on the note is $109,688.

On September 23, 2025, the Company entered into a second security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. During the six months ended June 30, 2026, the Company incurred a default penalty of $79,063 which was charged to interest expense and the lender converted $71,500 into common shares. See Note 6 “Equity.” As of June 30, 2026, the balance on the note is $165,688.

On October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 after original discount of $37,500. The promissory note shall incur a one-time interest charge of 12% equal to $34,500, which is added to the principal balance and matures on August 31, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $178,620 which was recorded as a discount on the note. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $16,120 is being amortized to interest expense over the respective term of the note. On March 30, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the company recorded the fair value of the derivative liability which was charged directly to interest expense. As of June 30, 2026, the balance on the note is $322,000.

On October 8, 2025, the Company issued a convertible promissory note to an accredited investor for $20,000 to settle outstanding amounts owed to the investor. The note has a maturity date of October 8, 2026 and bears interest at a rate of 10%. The note is convertible into common shares of the Company after 180 days, at a rate of 85% of the lowest closing bid price for the five trading days preceding the conversion date. On April 6, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the company recorded the fair value of the derivative liability which was charged directly to interest expense. As of June 30, 2026, the balance on the note is $20,000.

On October 9, 2025, the Company entered into the “Second Promissory Note” with ClearThink in the principal amount of $115,000. The Company received net proceeds of $100,000 after original discount of $15,000. The Second Promissory Note shall incur a one-time interest charge of 12% equal to $13,800, which is added to the principal balance and matures on August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $28,800 is being amortized to interest expense over the respective term of the note. On April 9, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the company recorded the fair value of the derivative liability which was charged directly to interest expense. As of June 30, 2026, the balance on the note is $128,800.

On November 26, 2025, we issued a convertible promissory note dated November 20, 2025 to an accredited investor in the aggregate principal amount of $143,750. The Company received net proceeds of $125,000 after original discount of $18,750. The promissory note shall incur a one-time interest charge of 12% equal to $18,750, which is added to the principal balance and matures on November 20, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 1,250,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $25,794 which was recorded as a discount on the note. The note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $63,294 is being amortized to interest expense over the respective term of the note. On May 19, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the company recorded the fair value of the derivative liability which was charged directly to interest expense. As of June 30, 2026, the balance on the note is $162,500.

On January 12, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $81,250 for which the Company received net proceeds of $71,000. The promissory note carries an interest rate of 12% per annum and has maturity date of January 12, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 70% of the lowest traded price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion. The aggregate debt discount of $10,250 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $81,250.

On January 27, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $86,250 for which the Company received net proceeds of $72,500. The promissory note carries a one-time interest charge of 10% of $8,625 which is added to the principal balance, payable on the maturity date of January 27, 2027 or upon acceleration or prepayment of the promissory note. Further, as consideration for the purchase of the promissory note, the Company also issued 1,050,000 shares of the Company’s common stock to the investor with a relative fair value of $23,445 which was recorded as a discount on the note. The promissory note is convertible into common stock of the Company at any time after the date of issuance at a conversion price equal to 70% of the lowest closing price of the Company’s common stock on its principal trading market during the 10 trading days preceding the date of conversion. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $94,875 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $94,875.

On February 24, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $150,000 for which the Company received net proceeds of $130,000. The promissory note carries an interest rate of 6% per annum and has maturity date of February 24, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 60% of the lowest traded price of the Company’s common stock on its principal trading market during the 15 trading days preceding the date of conversion. The aggregate debt discount of $20,000 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $150,000.

On March 5, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $120,000 for which the Company received net proceeds of $92,000. The promissory note carries a one-time interest charge of 15% which is added to the principal balance, payable in four payments on September 15, 2026, October 15, 2026, November 15, 2026 and December 15, 2026 or upon acceleration or prepayment of the promissory note. The note is convertible into common shares of the Company upon an event of default, at a rate of 61% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $46,000 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $138,000.

On May 20, 2026, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $97,750 for which the Company received net proceeds of $85,000 after original issue discount of $12,750. The promissory note shall incur a one-time interest charge of 10% equal to $12,750, which is added to the principal balance, and has a maturity date of May 20, 2027. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $50,227 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $110,500.

On June 3, 2026, we issued a convertible promissory note to an accredited investor in the aggregate principal amount of $300,000. The Company received net proceeds of $250,000 after original discount of $50,000. The promissory note shall incur a one-time interest charge of 12% equal to $50,000, which is added to the principal balance and matures on August 3, 2026. After 180 days, the note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $100,000 is being amortized to interest expense over the respective term of the note. As of June 30, 2026, the balance on the note is $350,000.

During the six months ended June 30, 2026 and 2025, the Company recorded debt discount amortization expense of $752,794 and $0, respectively and expects to amortize the remaining $424,301 of discount over the remaining maturities of the outstanding notes.

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

	As of June 30, 2026
	Conversion Option	Warrants

Volatility	307.67%	307.67%
Dividend Yield	0%	0%
Risk-free rate	3.98%	3.98%
Expected term	1 year	1 year
Stock price	$0.0038	$0.0038
Exercise price	$0.00077-0.01	$0.01-0.5
Derivative liability fair value	$3,160,849	$664,066
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of June 30, 2026	901,421,462	216,800,000

	As of December 31, 2025
	Conversion Option	Warrants

Volatility	762.08%	762.08%
Dividend Yield	0%	0%
Risk-free rate	3.48%	3.48%
Expected term	1 year	1 year
Stock price	$0.041	$0.041
Exercise price	$0.01	$0.01-0.5
Derivative liability fair value	$3,100,316	$12,324,245
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2025	75,670,000	300,800,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2026:

Fair value as of December 31, 2025	$15,424,561
Establishment of derivative liability upon issuance of notes and date they became convertible	1,230,805
Extinguishment due to conversion	(1,246,049)
Extinguishment due to repayment	(68,412)
Extinguishment due to exercise of warrants	(2,565,487)
Change in fair value of derivatives	(8,950,503)
Fair value as of June 30, 2026	$3,824,915

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives and the fair value of the derivative settled upon repayment, with the Company recognizing a net loss of $705,807 for the three months ended June 30, 2026, and a total gain of $9,018,915 during the six months ended June 30, 2026. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

NOTE 9. Leases

On May 6, 2024, the Company entered into a lease to lease its operating and office facility under a non-cancelable real property lease agreement that expired on May 31, 2026. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Operating lease cost	$24,806	$42,190
Total net lease cost	$24,806	$42,190

Supplemental balance sheet information related to leases was as follows:

For the Six Months Ended June 30, 2026
Operating leases:
Operating lease assets	$85,454

Current portion of operating lease liabilities	90,693
Noncurrent operating lease liabilities	–
Total operating lease liabilities	$90,693

Weighted average remaining lease term:
Operating leases	0.93 years

Weighted average discount rate:
Operating leases	7.9%

Supplemental cash flow and other information related to leases was as follows:

For the
Six Months Ended
June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$–
Financing cash flows used for finance leases	$–

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$119,961
Total finance lease liabilities	$–

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of June 30, 2026:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2026 (6 months)	$33,445
2027	61,841
2028	–
2029	–
2030	–
Total future undiscounted lease payments	95,286
Less interest	(4,593)
Present value of lease payments	90,693
Less current portion	90,693
Long-term operating lease liabilities	$–

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

Florida Litigation

On January 15, 2026, the Company filed a lawsuit against SAPL and ACL in the United States District Court for the Southern District of Florida. The Company is seeking rescission of the Share Exchange and temporary injunctive relief to prevent SAPL and ACL from transferring the shares of common stock received pursuant to the Share Exchange and damages related thereto. SAPL and ACL have since filed a counterclaim and may bring additional claims.

At this time, the trial is scheduled for July 2027. The Company is unable to predict the outcome of the litigation or estimate the ultimate financial exposure, if any, that may result from the proceedings. An adverse judgment or settlement could have a material adverse effect on the financial condition and results of operations of the Company.

Nevada Litigation

On April 16, 2026, ACL filed a verified shareholder derivative action in the District Court of Clark County, Nevada against the Company’s directors, Charles Faulkner and Simon Wajcenberg, as well as the Company as a nominal defendant. The complaint alleges breaches of fiduciary duty, fraud, violations of the Nevada Securities Act, equity dilution, conversion, unjust enrichment, and civil conspiracy in connection with the Series D Preferred Stock issuance, executive compensation, and SEC filings. The relief sought includes compensatory and punitive damages, disgorgement, injunctive relief, appointment of a receiver, and a judicial declaration that the Series D Preferred Stock issuance was invalid. The Company and its directors moved to dismiss the case. On July 9, 2026, the court heard arguments and granted dismissal of the lawsuit. A formal order of dismissal was entered on August 10, 2026.

NOTE 11 – Subsequent Events

Common Share issuances

Subsequent to June 30, 2026, the Company has issued 8,392,077 shares of restricted common stock to a private investor for cash proceeds of $25,000.

Subsequent to June 30, 2026, the Company has issued 503,178,900 shares of common stock for the conversion of $357,578 in principal on outstanding convertible notes.

Authorized Share Increase

Subsequent to June 30, 2026, and effective August 13, 2026, the Company filed a certificate of amendment to its Articles of Incorporation, as amended, increasing the Company’s authorized shares of common stock from 7,000,000,000 to 56,000,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion and analysis compares our consolidated results of operations for three months ended June 30, 2026 (the “2026 Quarter”) with those for the three months ended June 30, 2025 (the “2025 Quarter”) and our consolidated results of operations for the six months ended June 30, 2026 (the “2026 Period”) with those for the six months ended June 30, 2025 (the “2025 Period”).

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements.” These statements include, among other things, statements regarding expanding our business and our liquidity as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise capital to buy crypto mining machines we have commitments to purchase, regulatory issues which affect our business model, and those discussed under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2025 and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The Company and BAIF intend to use the Spain Leases to develop and operate HPC data center sites. The Company paid BAIF $250,000 upon execution of the MOU and an additional $250,000 on the closing of the SPV SPA. The Company intends to develop the sites as gas powered fully autonomous energy islands for Tier 3 level uptime AI data centers. The total capacity to be developed across the five sites is anticipated to be up to 1.8 Gigawatts. We believe that since the sites will be autonomous energy islands, no grid connection is required and there will be no material reliance on grid infrastructure, thereby, subject to financing, reducing time to power for our data center clients to 18 months. The total capacity of the sites is planned to be 360 MW per site. An application to connect to the local gas pipeline for gas supply has already been made and approval has been received. The Company is negotiating a power purchase agreement with an energy company to develop a 360MW gas Solid Oxide Fuel Cell facility to convert gas fuel into electricity. The Company will need to secure fibre connections, environmental permits and all necessary contractor permits. The sites will then be classed at Ready to Build (“RTB”) as the Company intends to sell the sites on a RTB basis. We estimate the Company will require $5 million of working capital to achieve full RTB status on all five sites. Additional capital is required to develop the sites and the further development of the data centers to RTB will require substantial capital. There are no assurances that the Company will receive sufficient capital or will receive capital on reasonable terms. In addition, there are no assurances the application and permits will be received or that agreements will be completed or the data centers ultimately developed and sold or become operational.

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

Effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPV SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of high-performance computing data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the Effective Date, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

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

On March 23, 2026, the Company, BAIF and DC Estate Solutions entered into a second addendum (the “Second Addendum”) to the JVA. Pursuant to the Second Addendum, the parties agreed to: (1) increase the capacity of the Spain-based data centers to 4,350 MW and (2) exchange the stock options to purchase an aggregate of 400,000,000 shares of common stock of the Company issued to BAIF or its assignees issued under the JVA for 400,000,000 shares of the Company’s restricted common stock to BAIF or its assignees with such shares being fully paid and non-assessable on the date of execution of the Second Addendum.

Effective April 7, 2025 (the “Effective Time” or “Closing Date”), the Company and Synthesis Analytics Production Ltd. (“SAPL”) and Adler Capital Limited (“ACL”) closed on a Share Exchange Agreement dated April 7, 2025 (the “Share Exchange”) and an employment agreement between the Company and Dr. Niclas Adler (the “Employment Agreement”). In accordance with the Share Exchange, SAPL agreed to transfer 100% of SAPL’s outstanding capital stock to Edgemode in exchange for 1,260,246,354 shares of Edgemode common stock, par value $0.001 per share, which represented approximately 55% of the Company’s outstanding common stock at the Effective Time. The Company accounted for the acquisition as an asset acquisition under ASC 805 as SAPL did not meet the definition of a business as it did not contain a full set of integrated inputs and outputs at the time of closing.

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

On June 3, 2026, the Company entered into a non-binding term sheet with Ibersun Generacion, S.L. (“Ibersun”) pursuant to which the Company was to acquire 51% of the equity interests in Ibersun. The Company subsequently terminated the term sheet.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Results of operations

Our operating expenses for the 2026 Quarter were $1,322,122 compared to $3,262,408, for the 2025 Quarter, a decrease of 61%. In the 2026 Quarter, the Company incurred stock-based compensation expense of $37,000 compared to $26,250 for the 2025 Quarter. The stock-based compensation for the 2026 Quarter was related to shares issued to our newly elected board member services performed.

Our other expense for the 2026 Period was $1,983,014 compared to other expense of $564,873 for the 2025 Quarter. Other expenses in the 2026 Period were comprised primarily of $1,277,679 in interest expense and $705,807 for the loss on the change in fair value of derivative liabilities. Other expenses in the 2025 Period were comprised of $20,377 in interest expense, $396,443 for the loss on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Results of operations

Our operating expenses for the 2026 Period were $15,564,954 compared to $25,377,549, for the 2025 Period, a decrease of 39%. In the 2026 Period, the Company incurred stock-based compensation expense of $13,255,936 compared to $24,273,137 for the 2025 Period. The stock-based compensation for the 2026 period was related to common shares issued for acquisition related costs and shares issued to our director compared to the 2025 Period which was related to the amendment of options to the officers of the Company and issuance of shares to an outside consultant.

Our other income for the 2026 Period was $6,540,751 compared to other income of $678,187 for the 2025 Period. Other income in the 2026 Period was comprised primarily of $2,479,112 in interest expense and $9,018,915 for the gain on the change in fair value of derivative liabilities. Other income in the 2025 Period was comprised of $31,564 in interest expense, $857,804 for the gain on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt.

Liquidity and Capital Resources

As of August 14, 2026, the Company had approximately $25,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the year ended December 31, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, during the year ended December 31, 2025, we sold 45,177,578 shares of restricted common stock to accredited investors in consideration of $500,000. On April 7, 2025, we executed the Share Exchange with SAPL. On October 15, 2025, we entered into a binding memorandum of understanding with BAIF to acquire five properties in Spain and we are now seeking to raise at least $5,000,000 to commence our HPC hosting operations and develop our gas powered AI data centers and generate revenue. We require significant funding to develop our HPC operations. Furthermore, potential legal proceedings relating to SAPL and its affiliates may cause us to incur significant expenses or liability. Adverse outcomes in such proceedings or claims could result in significant liabilities which may materially affect our financial condition, results of operations, or cash flows. We have received cash proceeds of $1,327,000 from the issuance of convertible notes payable during 2025 and an additional $700,500 in 2026 through August 14, 2026. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

On September 4, 2025, the Company also entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an accredited investor purchaser. Pursuant to the ELOC Agreement, the Company agreed to sell, and the purchaser agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”). We have received cash proceeds of $702,125 from the issuance of common shares during six months ended June 30, 2026.

Summary of cash flows

	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	$(1,181,372)	$(43,487)
Net cash used in investing activities	$(425,500)	$(230,915)
Net cash provided by (used in) financing activities	$1,375,215	$290,100

During the 2026 Quarter and the 2025 Quarter, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Period, cash used in operating activities of $1,181,372 primarily resulted from the net loss of $9,024,203 offset by stock-based compensation of $13,255,936, amortization of debt discount of $752,794, interest expense from derivative liabilities, default provisions and true-up obligations of $1,647,450 and the gain on the change in the fair value of derivative liabilities of $9,018,915.

During the 2025 Period, cash used in operating activities of $43,487 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $24,699,362 and stock-based compensation of $24,273,137, and change in the fair value of derivative liabilities of $857,804.

Investing Activities

During the 2026 Period, the Company used $425,500 of cash for the development of the leased assets in the joint venture with DC Estate Solutions under the JVA.

During the 2025 Period, the Company paid $47,915 of cash for assets in the construction of the HPC facility as well as $183,000 in connection with the acquisition of SAPL.

Financing Activities

During the 2026 Period, the Company received $852,135 in cash proceeds in connection with the sale of shares of common stock of the Company pursuant to the ELOC Agreement and private placements, and $700,500 in proceeds from convertible notes payable, offset by repayments of convertible notes of $177,420.

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

The Company is currently party to certain legal proceedings as described in Note 10 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Except as otherwise previously disclosed or provided below or previously disclosed in our SEC reports, there were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026.

During the three months ended June 30, 2026, the Company has issued 10,000,000 shares of restricted common stock for services to the non-employee board member. On the date of issuance, the shares are fully earned and non-forfeitable. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

During the three months ended June 30, 2026, the Company issued an aggregate total of 574,979,856 shares of restricted common stock to unaffiliated, accredited investors in consideration of the conversion of approximately $160,000 in principal on outstanding convertible notes payable. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

During the three months ended June 30, 2026, the Company issued 15,384,615 shares of restricted common stock under the ELOC for gross cash proceeds of $70,000. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

On June 19, 2026, the Company issued 133,479,310 shares of restricted common stock under the true-up provisions to the inducement shares issued in connection with a Securities Purchase Agreement dated September 18, 2025 with an accredited investor. sThe shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 14, 2026

EDGEMODE, INC.

By: /s/ Charlie Faulkner

Charlie Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization +	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.1(b)	Certificate of Amendment Increase in Authorized Common Stock effective August 13, 2026				Filed
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series D Preferred Stock	8-K	12/11/2025	3.1
3.4	Memorandum of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.1
3.5	Articles of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.2
10.1	Cordoba Land Lease Agreement dated July 18, 2024 by and between Antonio Perez and Jose Mora	10-Q	11/14/2025	10.18
10.2	Vianos Land Lease Agreement dated November 4, 2024 by and between Jose Garcia and Jose Mora	10-Q	11/14/2025	10.19
10.3	Torrecampo Land Lease Agreement dated March 3, 2025 by and between Julian Cabrera and Jose Mora	10-Q	11/14/2025	10.20
10.4	Malpica Land Lease Agreement dated February 24, 2025 by and between Francisco Partearroyo and Jose Mora	10-Q	11/14/2025	10.21
10.5	Caceres Land Lease Agreement dated May 26, 2025 by and between Antonio Andrada Partearroyo and Jose Mora	10-Q	11/14/2025	10.22
10.6	Vianos Land Lease Assignment Agreement dated December 18, 2024 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.23
10.7	Malpica Land Lease Assignment Agreement dated March 6, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.24
10.8	Torrecampo Land Lease Assignment Agreement dated March 25, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L	10-Q	11/14/2025	10.25
10.9	Cordoba Land Lease Assignment Agreement dated March 20, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.26
10.10	Caceres Land Lease Assignment Agreement dated May 29, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.27
10.11	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Cordoba S.L.	10-Q	11/14/2025	10.28
10.12	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Vianos S.L.	10-Q	11/14/2025	10.29
10.13	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Torrecampo S.L.	10-Q	11/14/2025	10.30
10.14	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Malpica S.L.	10-Q	11/14/2025	10.31

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
10.15	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Caceres S.L.	10-Q	11/14/2025	10.32
10.16	Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 22, 2026	8-K	1/28/2026	10.1
10.17	Stock Option Grant dated January 22, 2026	8-K	1/28/2026	10.2
10.18	Addendum to Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 27, 2026	8-K	1/28/2026	10.3
10.19	Second Addendum to Joint Venture Agreement, as amended, by and among Edgemode, Inc., Blackberry AIF, S.L. and DC Estate Solutions Cayman Limited dated March 23, 2026	8-K	3/24/2026	10.1
10.20	Securities Purchase Agreement between Edgemode, Inc. and investor effective June 3, 2026	8-K	6/9/2026	10.1
10.21	Promissory Note issued by Edgemode, Inc. in favor of investor issued June 3, 2026	8-K	6/9/2026	10.2
10.22	Non-Binding Offer by and between Edgemode, Inc. and Spark AI Foundry Holdings LLC dated June 24, 2026	8-K	6/29/2026	10.1
10.23	Form of Standstill Agreement	8-K	6/29/2026	10.2
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

