Form 10-Q
period 2026-09-30
Edgemode, Inc.
filed 2026-11-13
CIK 1652958

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

There were 6,381,683,740 shares of the registrant’s common stock outstanding as of November 12, 2026.

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

Unless specifically set forth to the contrary, the information that appears on our website is not part of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Edgemode, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash	$7,135	$248,367
Prepaid expenses and other current assets	20,523	18,791
Total current assets	27,658	267,158

Intangible assets – cryptocurrencies	51	51
Unsecured advances	–	513,827
Deferred offering costs	533,131	495,000
Right of use assets	52,863	–
Construction in progress	944,827	–
Total assets	$1,558,530	$1,276,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,480,290	$1,175,090
Accrued payroll	1,698,622	455,989
Convertible notes payable	2,279,314	915,137
Notes payable	35,000	35,000
Notes payable – related parties	1,774,445	1,774,445
Deferred Revenue	303,613	75,951
Derivative liabilities	1,508,663	15,424,561
Right of use liability- current	91,599	–
Total current liabilities	9,171,546	19,856,173

Customer deposit	–	227,662
Total liabilities	9,171,546	20,083,835

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized September 30, 2026 and December 31, 2025;
Series D Preferred Shares, 2 shares authorized; Par value $0.001; 2 shares issued and outstanding, September 30, 2026 and December 31, 2025, respectively	1	1
Common shares, $0.001 par value, 56,000,000,000 and 7,000,000,000 shares authorized September 30, 2026 and December 31, 2025; 6,046,683,740 and 2,998,158,602 shares issued and outstanding, September 30, 2026 and December 31, 2025, respectively	6,046,682	2,998,159
Additional paid-in capital	61,924,879	43,308,300
Accumulated deficit	(75,260,991)	(65,114,259)
Stockholders’ deficit attributable to Edgemode, Inc.	(7,289,429)	(18,807,799)
Non controlling interest	(323,587)	–
Total stockholders’ deficit	(7,613,016)	(18,807,799)
Total liabilities and stockholders’ deficit	1,558,530	1,276,036

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Operating expenses:
General and administrative expenses	$1,104,047	$734,255	$3,719,565	$26,111,770
Acquisition costs	–	–	12,949,436	–
Loss on cryptocurrencies	–	–	–	34
Total operating expenses	1,104,047	734,255	16,669,001	26,111,804

Loss from operations	(1,104,047)	(734,255)	(16,669,001)	(26,111,804)

Other income (expense):
Interest expense	(1,529,470)	(5,869,219)	(4,008,582)	(5,900,783)
Change in fair value of derivatives	1,121,849	16,940,747	10,140,764	17,798,551
Other income	548	–	1,496	–
Loss on settlement	–	–	–	(148,053)
Total other income (expense), net	(407,073)	11,071,528	6,133,678	11,749,715

Income (loss) before provision for income taxes	(1,511,120)	10,337,273	(10,535,323)	(14,362,089)

Provision for income taxes	–	–	–	–

Net income (loss)	(1,511,120)	10,337,273	(10,535,323)	(14,362,089)
Net loss attributable to non-controlling interest	141,465	–	388,591	–
Net loss attributable to Edgemode, Inc.	$(1,369,655)	$10,337,273	$(10,146,732)	$(14,362,089)

Loss per common share – basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Loss per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding – basic	5,175,708,587	2,374,178,888	4,022,809,475	1,635,383,066
Weighted average shares outstanding – diluted	5,175,708,587	2,607,217,287	4,022,809,475	1,635,383,066

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Stockholders’ Deficit

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	Total Series D Preferred	Preferred Stock	Common	Additional Stock	Stockholders' Paid-in	Accumulated	Non- Controlling	Total Stockholders Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(deficit)
Balance December 31, 2025	2	$1	2,998,158,602	$2,998,159	$43,308,300	$(65,114,259)	$–	$(18,807,799)
Shares issued for cash, net of offering costs	–	–	60,397,351	60,397	715,480	–	–	775,877
Shares issued for note inducement	–	–	1,050,000	1,050	22,395	–	–	23,445
Shares issued for conversion of notes payable	–	–	5,991,210	5,991	34,009	–	–	40,000
Shares issued for compensation	–	–	16,500,000	16,500	253,000	–	–	269,500
Shares issued for exchange of options	–	–	400,000,000	400,000	(400,000)	–	–	–
Shares issued for cashless exercise of warrants	–	–	63,912,296	63,912	(63,912)	–	–	–
Relief of derivative liability upon conversion of convertible notes payable	–	–	–	–	58,215	–	–	58,215
Relief of warrant derivative liability upon exercise of warrants	–	–	–	–	2,565,487	–	–	2,565,487
Common stock options issued for Joint Venture- acquisition costs	–	–	–	–	12,949,436	–	–	12,949,436
Net loss	–	–	–	–	–	(5,649,905)	(69,162)	(5,719,067)
Balance March 31, 2026	2	1	3,546,009,459	3,546,009	59,442,410	(70,764,164)	(69,162)	(7,844,906)
Shares issued for cash, net of offering costs	–	–	15,384,615	15,385	53,922	–	–	69,307
Shares issued for true-up obligation	–	–	133,479,310	133,479	26,696	–	–	160,175
Shares issued for conversion of notes payable	–	–	574,979,856	574,980	9,095	–	–	584,075
Shares issued for compensation	–	–	10,000,000	10,000	27,000	–	–	37,000
Relief of derivative liability upon conversion of convertible notes payable	–	–	–	–	1,187,834	–	–	1,187,834
Imputed interest contributed to capital	–	–	–	–	45,788	–	–	45,788
Contributions to joint venture by non-controlling interest member	–	–	–	–	–	–	65,004	65,004
Net loss	–	–	–	–	–	(3,127,172)	(177,964)	(3,305,136
Balance June 30, 2026	2	1	4,279,853,240	4,279,853	60,792,745	(73,891,336)	(182,122)	(9,000,859)
Shares issued for cash, net of offering costs	–	–	8,392,077	8,392	16,608	–	–	25,000
Shares issued for conversion of notes payable	–	–	1,558,438,423	1,558,437	(935,806)	–	–	622,631
Relief of derivative liability upon conversion of convertible notes payable	–	–	–	–	1,863,709	–	–	1,863,709
Shares issued for Note inducement, not yet issued	–	–	200,000,000	200,000	(19,672)	–	–	180,328
Imputed interest contributed to capital	–	–	–	–	22,054	–	–	22,054
Common stock options issued for settlement of accrued compensation	–	–	–	–	185,241	–	–	185,241
Net loss	–	–	–	–	–	(1,369,655)	(141,465)	(1,511,120)
Balance September 30, 2026	2	$1	6,046,683,740	$6,046,682	$61,924,879	$(75,260,991)	$(323,587)	$(7,613,016)

Balance December 31, 2024	–	$–	390,687,459	$390,687	$35,371,266	$(40,484,968)	$–	(4,723,015)
Stock-based compensation	–	–	–	–	21,679,711	–	–	21,679,711
Net Loss	–	–	–	–	–	(20,872,081)	–	(20,872,081)
Balance March 31,2025	–	–	390,687,459	390,687	57,050,977	(61,357,049)	–	(3,915,385)
Shares issued for cash	–	–	38,510,911	38,511	261,489	–	–	300,000
Shares issued for settlement of accrued salary	–	–	513,320,326	513,320	1,026,641	–	–	1,539,961
Shares issued for asset acquisition	–	–	1,260,246,354	1,260,246	1,890,370	–	–	3,150,616
Share issued for conversion of notes payable and settlement of derivative	–	–	92,119,909	92,120	548,388	–	–	640,508
Share issued for compensation	–	–	7,500,000	7,500	18,750	–	–	26,250
Stock options issued for settlement of accrued salary	–	–	–	–	100,000	–	–	100,000
Stock-based Compensation	–	–	–	–	2,567,176	–	–	2,567,176
Net Loss	–	–	–	–	–	(3,827,281)	–	(3,827,281)
Balance June 30, 2025	–	–	2,302,384,959	2,302,384	63,463,791	(65,184,330)	–	581,845
Shares issued for inducement of convertible notes	–	–	20,400,000	20,400	356,743	–	–	377,143
Shares issued for conversion of notes payable and settlement of derivative	–	–	83,019,806	83,020	694,938	–	–	777,958
Shares issued for deferred offering costs	–	–	25,000,000	25,000	470,000	–	–	495,000
Shares issued for compensation	–	–	7,500,000	7,500	159,000	–	–	166,500
Relief of warrant derivative liability upon conversion of notes payable	–	–	–	–	52,096	–	–	52,096
Establishment of derivative liability upon issuance of convertible notes	–	–	–	–	(32,395,489)	–	–	(32,395,489)
Net income	–	–	–	–	–	10,337,273	–	10,337,273
Balance September 30, 2025	–	$–	2,438,304,765	$2,438,304	$32,801,079	$(54,847,057)	$–	$(19,607,674)

See accompanying notes to the unaudited consolidated financial statements.

Edgemode, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2026	September 30, 2025

Operating Activities:
Net loss	$(10,535,323)	$(14,362,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,145,636	30,933
Depreciation expense		199,936
Stock-based compensation	13,291,560	24,439,637
Change in fair value of derivative liabilities	(10,140,764)	(17,798,551)
Interest expense added to principal for default on notes payable	595,390	111,880
Derivative liability charged to interest at note inception	1,826,328	5,665,276
Interest charge for true-up shares issued	160,175	–
Right of use asset amortization	67,098	–
Imputed interest contributed to capital	67,842	–
Loss on settlement of notes payable	–	148,053
Change in fair value of cryptocurrencies	–	34
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,732)	(4,906)
Other current assets	–	(90,026)
Accounts payable and accrued expenses	520,054	459,871
Accrued payroll	1,242,633	543,860
Customer deposit	–	303,613
Right of use liabilities	906	–
Net cash provided by (used in) operating activities	(1,760,197)	(352,479)

Investing Activities:
Purchase of property and equipment	–	(47,916)
Cash paid for asset acquisition	–	(183,000)
Advance of unsecured funds in connection with proposed business acquisition	–	(260,000)
Cash used for development of leased properties	(431,000)	–
Net cash provided by (used in) investing activities	(431,000)	(490,916)

Financing Activities:
Proceeds from sale of common share	877,135	300,000
Repayment of related party advances	–	(8,280)
Proceeds from related party advances	–	–
Proceeds from convertible notes	1,550,500	852,000
Payments on convertible notes	(477,670)	–
Net cash provided by (used in) financing activities	1,949,965	1,143,720

Net change in cash	(241,232)	300,325
Cash - beginning of period	248,367	103
Cash - end of period	$7,135	$300,428

Supplemental Disclosures:
Interest paid	$96,787	$–
Income taxes paid	$–	$–

Supplemental Disclosures of Noncash Financing Information:
Conversion of notes payable and settlement of derivative liabilities	$4,356,464	$1,376,117
Relief of derivative liability upon exercise of warrants	$2,565,487	$52,096
Establishment of new derivative liability upon issuance of convertible notes	$73,782	$32,395,489
Shares issued for inducement into convertible notes recorded as discount on notes	$203,773	$377,143
Common stock option issued for settlement of accrued salary	$149,617	$–
Shares issued for cashless exercise of stock warrants	$63,912	$–
Shares issued for conversion of stock options	$400,000	$–
Leases contributed to joint venture for non-controlling equity interest	$119,961	$–
Payment of expense by non-controlling interest owner	$65,004	$–
Amortization of deferred offering costs	$6,951	$–
Shares issued for asset acquisition	$–	$3,150,616
Note Payable assumed for asset acquisition	$–	$1,750,000
Shares issued for settlement of accrued salary	$–	$1,539,961
Modification of stock options for settlement of accrued salary	$–	$100,000
Derivative liability upon note issuance recorded as discount on notes	$–	$210,857
Shares issued for deferred offering costs	$–	$495,000

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

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions” or the “Joint Venture Company”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company paid approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026. Subsequent to December 31, 2025, and effective January 22, 2026, the Company entered into a Joint Venture Agreement (the “JVA”) by and among the Company, BAIF and DC Estate Solutions, which (i) amends and restates the MOU and (ii) supplements the SPV SPA. Pursuant to the SPV SPA, DC Estate Solutions acquired the equity interests of five special purpose vehicles (the “SPVs”): (i) DC Estate Córdoba SL 300MW, (ii) DC Estate Cáceres SL 300 MW, (iii) DC Estate Vianos SL 300 MW, (iv) DC Estate Malpica SL 300 MW and (v) DC Estate Torrecampo SL 300 MW. As a result of the acquisition of the SPVs, DC Estate Solutions also acquired the Spain Leases.

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of HPC data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the date of effectiveness, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

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

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income (loss) attributable to common stockholders	$(1,369,655)	$10,337,273	$(10,146,732)	$(14,362,089)
Derivative gain associated with warrants	–	(13,798,098)	–	–
Net income (loss) for dilutive calculation	$(1,369,655)	$(3,460,825)	$(10,146,732)	$(14,362,089)

Weighted average shares outstanding	5,175,708,587	2,374,178,888	4,022,809,475	1,635,383,066
Dilutive effect of common stock warrants	–	233,038,399	–	–
	5,175,708,587	2,607,217,287	4,022,809,475	1,635,383,066

For the three and nine months ended September 30, 2026, potential dilutive securities of 1,322,225,414 shares issuable upon exercise of options, 205,800,000 shares issuable upon exercise of warrants, and 901,421,462 shares issuable upon conversion of debt, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

For the three and nine months ended September 30, 2025, potential dilutive securities of 1,427,057,202 shares issuable upon exercise of options, and 105,355,270 shares issuable upon conversion of debt, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the nine months ended September 30, 2025, potential dilutive securities of 476,500,000 warrants had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and such principles also establish a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The following fair value hierarchy tables present information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$1,508,663

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$–	$–	$15,424,561

The Company had no assets valued using level 1, level 2, or level 3 inputs as of September 30, 2026 or December 31, 2025.

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

The Company is currently developing certain leased properties for the future development of high-performance data centers. The Company anticipates selling the leased properties once they reach a ready to build status or lease the properties to customers after the high-performance data centers are built. The Company has not yet generated any revenue as of September 30, 2026.

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

Advertising

The Company expenses advertising costs as they are incurred. The Company had no advertising costs for the nine months ended September 30, 2026 and 2025.

Deferred Offering Costs

The Company had capitalized qualified direct costs related to its efforts to raise capital through a sale of its common stock in a private offering related to the issuance of 25,000,000 shares of common stock with a value of $495,000 as of December 31, 2025, and will be amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering, all of the deferred offering costs will be immediately written off to operating expenses. During the nine months ended September 30, 2026, the Company amortized $6,951 of costs against the offering proceeds and has a remaining $488,049 of costs expected to be amortized.

In addition, the Company capitalized qualified direct costs related to its financing arrangement with an investor that closed on August 17, 2026 where the Company agreed to issue 200,000,000 shares as a commitment fee in relation to a debt financing with a total relative fair value of $180,328. As of September 30, 2026, $45,082 remained to be allocated against future fundings. See Note 7 for details.

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

NOTE 3 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2026, the Company had not yet achieved profitable operations and expects to incur further losses as it has suspended its operations until such time, if any, that the Company receives adequate funding, all of which raise substantial doubt about the Company’s ability to continue as a going concern. See Note 11 “Subsequent Events.” The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern.

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

As of September 30, 2026 and December 31, 2025, the Company owed the executive officers of the Company $1,502,960 and $455,989 in accrued payroll for services performed.

As of September 30, 2026 and December 31, 2025, the Company owed the executive officers $24,445 for working capital advances. The advances are non-interest bearing and are due on demand.

Effective April 7, 2025, Edgemode, assumed a $1,750,000 promissory note issued by Marviken TWO AB dated December 4, 2024, in connection with the Share Exchange. The loan will bear interest at a rate of 5% and has a maturity date of December 3, 2027. As a result of the transaction whereby Dr. Adler became a related party, the loan is included in the balance of the Notes payable – related parties on the accompanying balance sheet. In addition, the Company has imputed interest expense on the note for the difference between market rates and stated rates which was recorded as a contribution to capital of $67,842 for the nine months ended September 30, 2026. The Company has since filed a lawsuit seeking rescission of the Share Exchange and, if successful in rescinding, the Company’s obligation under this promissory note may be terminated or otherwise affected. See Note 10 “Commitments and Contingencies.”

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

Pursuant to the JVA, DC Estate Solutions shall be owned 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of the Data Center sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the date of effectiveness, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. If the Company fails to make such payments, BAIF may foreclose on the pro rata amount of equity interests in the SPVs. In the event of any sale or lease of a Data Center, profits of DC Estate Solutions shall be shared equally by and between the Company and BAIF. In the event DC Estate Solutions develops the Data Centers and sells such Data Centers, BAIF will be entitled to a bonus as defined under the JVA.

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

As of the date of this report, the Company is approximately four months past due on the monthly installments payable under the JVA and the Addendum in the aggregate amount of $900,000. If BAIF demands payment and the Company is unable to pay, the Company may lose substantially all of its interest in the JVA.

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

From the date of formation through September 30, 2026, the joint venture had no reportable operations. As of September 30, 2026, the balance sheet of the joint ventures consists of:

Construction in Progress	$944,827
Right of use assets	52,863
Total Assets	997,690

Right of use liabilities	91,599
Total Liabilities	$91,599

The construction in progress is comprised of the initial $932,827 payments to the JV pursuant to the JV SPA to acquire the properties which were in development with additional $12,000 of development of the properties, during the nine months ended September 30, 2026. Subject to adequate financing as discussed elsewhere, the Company anticipates the completion of the data centers to ready to build status by the end of the first quarter of 2028.

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

Pursuant to the Series D Preferred Stock Certificate of Designation, holders of Series D Preferred Stock are entitled to vote together with the holders of common stock as a single class on all matters requiring stockholder approval under the Nevada Revised Statutes and each share of Series D Preferred Stock has voting power equal to 25.5% of the number of votes eligible to vote at any special or annual meeting of the Company’s stockholders. The Series D Preferred Stock is not convertible, does not earn dividends, and is not redeemable.

Common shares

Effective August 13, 2026, the Company filed a certificate of amendment to its Articles of Incorporation, as amended, increasing the Company’s authorized shares of common stock from 7,000,000,000 to 56,000,000,000. As of September 30, 2026, the Company has authorized 56,000,000,000 shares of common stock, par value of $0.001, and, as of September 30, 2026, has issued 6,046,683,740 shares of common stock. All of the common shares have the same voting rights and liquidation preferences.

During the nine months ended September 30, 2026, the Company issued 13,392,077 shares of common stock for cash proceeds of $175,010 with private investors.

During the nine months ended September 30, 2026, the Company has issued an aggregate of 16,500,000 shares of restricted common stock for services to outside consultants with an aggregate fair value of $269,500. In addition, the Company issued 10,000,000 shares of restricted common stock to a director of the Company, with a fair value of $37,000. On the date of issuance, the shares are fully earned and non-forfeitable.

During the nine months ended September 30, 2026, the Company has issued an aggregate of 63,912,296 shares of restricted common stock for the cashless exercise of an aggregate of 84,000,000 common stock warrants held by 3 warrant holders.

During the nine months ended September 30, 2026, the Company has issued an aggregate of 2,139,409,489 shares of common stock for the conversion of $1,217,206 in principal on outstanding convertible notes.

Equity Line of Credit Agreement

On September 4, 2025, the Company entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an accredited investor purchaser. Pursuant to the ELOC Agreement, the Company agreed to sell, and the purchaser agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”).

The transactions contemplated by the ELOC Agreement are subject to the Company registering the Investor’s resale of the Purchase Shares on a registration statement to be filed with the Securities and Exchange Commission (“SEC”). Concurrent with the execution of the ELOC Agreement, the Company entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form S-1 (the “ELOC Registration Statement”) with the SEC covering the resale of the Purchase Shares sold under the ELOC, within 45 days of the date of execution of the ELOC Agreement and Registration Rights Agreement and to use its best efforts to have the Registration Statement and any amendment declared effective by the SEC at the earliest possible date. The registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations and are subject to customary indemnification and contribution provisions. The ELOC Agreement is effective for two years following the commencement of the registration statement. The Registration statement was declared effective on January 6, 2026.

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

During the nine months ended September 30, 2026, the Company has issued 70,781,966 shares of common stock under the ELOC for cash proceeds of $702,125.

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

On April 8, 2026, the board approved a grant to a consultant to purchase up to 23,750,000 shares of common stock at an exercise price of $0.006, exercisable for a term of five years and vested immediately in exchange for the settlement of $149,617 of accrued compensation. The fair value of the common stock options on the date of issuance was $185,241, which resulted in additional compensation expense of $35,624 being record upon the issuance

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	598,475,414	$0.019
Granted	1,123,750,000	0.005
Exercised	–	–
Forfeited	–	–
Cancelled/Expired	(400,000,000)	0.002
Outstanding, September 30, 2026	1,322,225,414	$0.012

As of September 30, 2026, the Company had 622,087,941 stock options that were exercisable, 700,000,000 that are exercisable upon meeting certain performance vesting conditions and 137,473 that were in dispute. The weighted average remaining life of all outstanding stock options was 3.58 years as of September 30, 2026. The Company has $10,497,922 of value remaining to be expensed based upon completions of milestones. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2026, the intrinsic value for the options vested and outstanding was $0 and $41, respectively.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	300,800,000	$0.01
Granted	–	–
Exercised	(84,000,000)	0.01
Forfeited	–	–
Expired	(11,000,000)	0.50
Outstanding, September 30, 2026	205,800,000	$0.011

The weighted average remaining life of all outstanding stock warrants was 0.16 years as of September 30, 2026. Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option and the fair value of the Company’s common stock for stock options that were in-the-money at period end. As of September 30, 2026, the intrinsic value for the warrants vested and outstanding was $0.

NOTE 7 – Notes Payable and Convertible Notes Payable

Notes Payable

The Company has outstanding notes payables in the amount of $35,000. These loans were advanced as due on demand and no communication has been received from the original lenders.

Convertible Notes Payable

On August 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600. The Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The Promissory Note incurred a one-time interest charge of 15% equal to $12,240, which was added to the principal balance, and had a maturity date of May 16, 2026. The note was convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $33,840 was amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company repaid $53,840 of the note balance and the lender converted $40,000 into common shares. See Note 6 “Equity.” As of September 30, 2026, the note has been settled in full.

On September 2, 2025, the Company entered into a securities purchase agreement with ClearThink Capital Partners, LLC (“ClearThink”), pursuant to which the Company sold ClearThink the “First Promissory Note” in the principal amount of $172,500 for which the Company received net proceeds of $150,000 after original issue discount of $22,500. The First Promissory Note shall incur a one-time interest charge of 12% equal to $20,700, which is added to the principal balance, has a maturity date of August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $43,200 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company incurred a default penalty of $96,600 which was charged to interest expense. In addition, during the nine months ended September 30, 2026 the lender converted the full balance of $289,800 into common shares. See Note 6 “Equity.” As of September 30, 2026, the balance on the note has been settled in full.

On September 9, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold the accredited investor an unsecured original issue discount promissory note in the principal amount of $81,600 for which the Company received net proceeds of $60,000 after original issue discount of $13,600 and legal fees of $8,000. The note was convertible into common shares of the Company upon an event of default, at a rate of 71% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $21,600 was amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company repaid $123,580 to settle the balance of the note in full which included an interest charge of $29,740. As of September 30, 2026, the balance of the note has been settled in full.

On September 15, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an accredited investor an unsecured original issue discount promissory note in the principal amount of $287,500 for which the Company received net proceeds of $244,000 after original issue discount of $37,500 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $28,750, which is added to the principal balance, and has a maturity date of September 15, 2026. In connection with the agreement, the Company issued to the accredited investor 8,500,000 shares of common stock as inducement shares with relative fair value of $174,517 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $316,250 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the lender converted $296,425 into common shares and incurred a default penalty of $148,175 which was charged to interest expense. See Note 6 “Equity.” As of September 30, 2026, the balance on the note was $168,000. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On September 18, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000 for which the Company received net proceeds of $94,000 after original issue discount of $15,000 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $9,200, which is added to the principal balance, and has a maturity date of September 18, 2026. In connection with the agreement, the Company issued to the accredited investor 3,400,000 shares of common stock as commitment shares. The proceeds from the sale of the unsecured original issue discount promissory note shall be used for working capital. The Company paid $6,000 to the accredited investor and its counsel for legal fees. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $121,000 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the lender converted $93,950 into common shares. See Note 6 “Equity.” As of September 30, 2026, the balance on the note is $30,250. As of September 30, 2026, the note has matured and is in default.

On September 23, 2025, the Company entered into a security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company incurred a default penalty of $79,063 which was charged to interest expense and the lender converted $187,525 into common shares. See Note 6 “Equity.” As of September 30, 2026, the balance on the note was $49,663. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On September 23, 2025, the Company entered into a second security purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $143,750 for which the Company received net proceeds of $119,000 after original issue discount of $18,750 and legal fees of $6,000. The promissory note shall incur a one-time interest charge of 10% equal to $14,375, which is added to the principal balance, and has a maturity date of September 23, 2026. In connection with the agreement, the Company issued to the accredited investor 4,250,000 shares of common stock as inducement shares with a relative fair value of $71,400 which was recorded as a discount on the note. The note is convertible into common shares of the Company, at the lower of $0.01 or 65% of the lowest price for the preceding 10 trading days. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $158,125 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company incurred a default penalty of $79,063 which was charged to interest expense and the lender converted $121,206 into common shares. See Note 6 “Equity.” As of September 30, 2026, the balance on the note is $115,982. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The Company received net proceeds of $250,000 after original discount of $37,500. The promissory note shall incur a one-time interest charge of 12% equal to $34,500, which is added to the principal balance and matures on August 31, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 17,000,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $178,620 which was recorded as a discount on the note. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $250,620 is being amortized to interest expense over the respective term of the note. On March 30, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the Company recorded the fair value of the derivative liability which was charged directly to interest expense. Upon maturity, the Company incurred a default penalty of $162,750 which was recorded to interest expense. In addition, during the nine months ended September 30, 2026, the lender converted $130,050 of principal into common shares. See Note 6 “Equity.” As of September 30, 2026, the balance on the note is $354,700 and is in default.

On October 8, 2025, the Company issued a convertible promissory note to an accredited investor for $20,000 to settle outstanding amounts owed to the investor. The note has a maturity date of October 8, 2026 and bears interest at a rate of 10%. The note is convertible into common shares of the Company after 180 days, at a rate of 85% of the lowest closing bid price for the five trading days preceding the conversion date. On April 6, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the Company recorded the fair value of the derivative liability which was charged directly to interest expense. As of September 30, 2026, the balance on the note is $20,000.

On October 9, 2025, the Company entered into the “Second Promissory Note” with ClearThink in the principal amount of $115,000. The Company received net proceeds of $100,000 after original discount of $15,000. The Second Promissory Note shall incur a one-time interest charge of 12% equal to $13,800, which is added to the principal balance and matures on August 31, 2026. The note is convertible into common shares of the Company after 180 days, at a rate of $0.01, but in the event the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. The aggregate debt discount of $28,800 is being amortized to interest expense over the respective term of the note. On April 9, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the Company recorded the fair value of the derivative liability which was charged directly to interest expense. As of September 30, 2026, the balance on the note is $128,800 and is in default.

On November 26, 2025, we issued a convertible promissory note dated November 20, 2025 to an accredited investor in the aggregate principal amount of $143,750. The Company received net proceeds of $125,000 after original discount of $18,750. The promissory note shall incur a one-time interest charge of 12% equal to $18,750, which is added to the principal balance and matures on November 20, 2026. Pursuant to the securities purchase agreement, as consideration for the purchase of the unsecured original issue discount promissory note, the Company issued 1,250,000 shares of the Company’s common stock to the accredited investor with a relative fair value of $25,794 which was recorded as a discount on the note. The note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $63,294 is being amortized to interest expense over the respective term of the note. On May 19, 2026, after 180 days, the note became convertible into shares of common stock. As a result, the Company recorded the fair value of the derivative liability which was charged directly to interest expense. As of September 30, 2026, the balance on the note is $162,500.

On January 12, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $81,250 for which the Company received net proceeds of $71,000. The promissory note carries an interest rate of 12% per annum and has maturity date of January 12, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 70% of the lowest traded price of the Company’s common stock on its principal trading market during the 20 trading days preceding the date of conversion. The aggregate debt discount of $10,250 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company repaid the balance of the note in full.

On January 27, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the Investor an unsecured original issue discount promissory note in the principal amount of $86,250 for which the Company received net proceeds of $72,500. The promissory note carries a one-time interest charge of 10% of $8,625 which is added to the principal balance, payable on the maturity date of January 27, 2027 or upon acceleration or prepayment of the promissory note. Further, as consideration for the purchase of the promissory note, the Company also issued 1,050,000 shares of the Company’s common stock to the investor with a relative fair value of $23,445 which was recorded as a discount on the note. The promissory note is convertible into common stock of the Company at any time after the date of issuance at a conversion price equal to 70% of the lowest closing price of the Company’s common stock on its principal trading market during the 10 trading days preceding the date of conversion. As a result of the variable conversion rate the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount up to the face value of the note with the excess being charged directly to interest expense. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $94,875 is being amortized to interest expense over the respective term of the note. In addition, during the nine months ended September 30, 2026, the lender converted $58,250 of principal into common shares. As of September 30, 2026, the balance on the note was $36,625. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On February 24, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $150,000 for which the Company received net proceeds of $130,000. The promissory note carries an interest rate of 6% per annum and has maturity date of February 24, 2027. The promissory note is convertible into shares of the Company’s common stock 180 days after issuance at a price equal to 60% of the lowest traded price of the Company’s common stock on its principal trading market during the 15 trading days preceding the date of conversion. The aggregate debt discount of $20,000 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company repaid the balance of the note in full.

On March 5, 2026, the Company entered into a securities purchase agreement with an accredited investor. Pursuant to the securities purchase agreement, the Company sold the investor an original issue discount promissory note in the principal amount of $120,000 for which the Company received net proceeds of $92,000. The promissory note carries a one-time interest charge of 15% which is added to the principal balance, payable in four payments on September 15, 2026, October 15, 2026, November 15, 2026 and December 15, 2026 or upon acceleration or prepayment of the promissory note. The note is convertible into common shares of the Company upon an event of default, at a rate of 61% of the lowest price for the preceding 20 trading days. The aggregate debt discount of $46,000 is being amortized to interest expense over the respective term of the note. During the nine months ended September 30, 2026, the Company repaid $69,000 of the principal balance. As of September 30, 2026, the balance on the note was $69,000. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On May 20, 2026, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $97,750 for which the Company received net proceeds of $85,000 after original issue discount of $12,750. The promissory note shall incur a one-time interest charge of 10% equal to $12,750, which is added to the principal balance, and has a maturity date of May 20, 2027. The note is convertible into common shares of the Company, at a rate of $0.01 and if after 180 days, the trading price is below $0.01 for 5 consecutive trading days the conversion price resets to $0.0075; if the trading price falls below $0.0075 for 5 consecutive days, the fixed price is eliminated and re-adjusted every 21 days. As a result of the variable conversion rate on the other outstanding notes, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of issuance was recorded as a debt discount. See further discussion under “Note 8. Derivative Liabilities.” The aggregate debt discount of $50,227 is being amortized to interest expense over the respective term of the note. As of September 30, 2026, the balance on the note is $110,500.

On June 3, 2026, we issued a convertible promissory note to an accredited investor in the aggregate principal amount of $300,000. The Company received net proceeds of $250,000 after original discount of $50,000. The promissory note shall incur a one-time interest charge of 12% equal to $50,000, which is added to the principal balance and matures on August 3, 2026. After 180 days, the note is convertible at a price of $0.01 per share and, in the event that, 180 days after the date of issuance, the closing price of our common stock is less than $0.01 per share for more than five consecutive trading days, the conversion price shall reset to $0.0075. The aggregate debt discount of $100,000 is being amortized to interest expense over the respective term of the note. As of September 30, 2026, the balance on the note is $350,000 and is in default.

On July 8, 2026, we entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $129,600 for which the Company received net proceeds of $100,000. The promissory note bears a one-time interest charge of 15% of $19,440 which was applied to the principal on the issuance date (22% if any amount of principal or interest is not paid when due) and has a maturity date of April 15, 2027. The promissory note is convertible into common stock of the Company at any time following an event of default. The conversion price shall be 61% of the lowest trading price of the Company’s common stock at closing during the 20 trading days prior to the conversion date. The outstanding principal and accrued interest shall be paid in four monthly payments as follows: (i) $74,520 on January 15, 2027, (ii) $24,840 on February 15, 2027, (iii) $24,840 on March 15, 2027 and (iv) $24,840 on April 15, 2027. As of September 30, 2026, the balance on the note was $149,040. Subsequent to September 30, 2026, the balance of the note has been settled in full. See Note 11 “Subsequent Events.”

On August 17, 2026, we entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold an original issue discount convertible promissory note in the principal amount of up to $1,150,000 for which the Company will receive net proceeds of up to $1,000,000. The promissory note bears an interest rate of 12%, which is added to the principal balance, and has a maturity date of December 31, 2027. Further, as consideration for the purchase of the promissory note, the Company also agreed to issue 200,000,000 shares of the Company’s common stock to the investor with a relative fair value of $180,328 which was recorded as a discount on the note on a pro-rata basis to the proceeds received. The promissory note is convertible into shares of the Company’s common stock at any time after the 180th day following the issuance date of the promissory note or following an event of default. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at closing during the 10 trading days prior to the conversion date. The aggregate debt discount of $468,328 is being amortized to interest expense over the respective term of the note. As of September 30, 2026, the Company has received net proceeds totaling $750,000 and the balance on the promissory note is $966,000 and $45,082 of the commitment fee is recorded in deferred financing costs until the remaining balance of the note has been utilized.

During the nine months ended September 30, 2026 and 2025, the Company recorded debt discount amortization expense of $1,145,636 and $30,933, respectively and expects to amortize the remaining $431,745 of discount over the remaining maturities of the outstanding notes.

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

	As of September 30, 2026
	Conversion Option	Warrants

Volatility	288.84%	288.84%
Dividend Yield	0%	0%
Risk-free rate	4.54%	4.54%
Expected term	1 year	1 year
Stock price	$0.0003	$0.0003
Exercise price	$.00007-.0075	$0.01-0.50
Derivative liability fair value	$1,484,639	$24,024
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of September 30, 2026	5,725,361,345	205,800,000

	As of December 31, 2025
	Conversion Option	Warrants

Volatility	762.08%	762.08%
Dividend Yield	0%	0%
Risk-free rate	3.48%	3.48%
Expected term	1 year	1 year
Stock price	$0.041	$0.041
Exercise price	$0.01	$0.01-0.5
Derivative liability fair value	$3,100,316	$12,324,245
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of December 31, 2025	75,670,000	300,800,000

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2026:

Fair value as of December 31, 2025	$15,424,561
Establishment of derivative liability upon issuance of notes, date they became convertible, and defaults	1,900,110
Extinguishment due to conversion	(3,109,758)
Extinguishment due to repayment	(68,412)
Extinguishment due to exercise of warrants	(2,565,487)
Change in fair value of derivatives	(10,072,352)
Fair value as of September 30, 2026	$1,508,663

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives and the fair value of the derivative settled upon repayment, with the Company recognizing a net gain of $1,121,849 for the three months ended September 30, 2026, and a total gain of $10,140,764 during the nine months ended September 30, 2026. In addition, as a result of the default, all other potentially dilutive instruments must also be recorded at fair value pursuant to ASC 815.

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

The components of lease expense were as follows:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Operating lease cost	$24,967	$67,157
Total net lease cost	$24,967	$67,157

Supplemental balance sheet information related to leases was as follows:

For the Nine Months Ended September 30, 2026
Operating leases:
Operating lease assets	$52,863

Current portion of operating lease liabilities	91,599
Noncurrent operating lease liabilities	–
Total operating lease liabilities	$91,599

Weighted average remaining lease term:
Operating leases	0.66

Weighted average discount rate:
Operating leases	7.9%

Supplemental cash flow and other information related to leases was as follows:

For the
Nine Months Ended
September 30, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$–
Financing cash flows used for finance leases	$–

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$119,961
Total finance lease liabilities	$–

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2026:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2026 (3 months)	$33,273
2027	61,524
2028	–
2029	–
2030	–
Total future undiscounted lease payments	94,797
Less interest	(3,198)
Present value of lease payments	91,599
Less current portion	91,599
Long-term operating lease liabilities	$–

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

NOTE 11 – Subsequent Events

Common Share issuances

Subsequent to September 30, 2026, the Company has issued 335,000,000 shares of common stock for the conversion of $67,000 in principal on outstanding convertible notes.

Settlement of Convertible Promissory Notes

Subsequent to September 30, 2026, the Company made cash payments totaling approximately $410,000 in full satisfaction of five convertible promissory notes, which had an aggregate outstanding balance, including principal and accrued interest, of approximately $477,000 as of the dates such notes were satisfied. Upon payment, such notes were terminated, all obligations of the Company thereunder were satisfied, and the holders have no further right to convert such notes into shares of the Company’s common stock.

Issuance of Convertible Promissory Notes

Subsequent to September 30, 2026, the Company issued a convertible promissory note to an accredited investor in the principal amount of $159,600 for which the Company received net proceeds of $125,000 after the original issue discount of 26,600 and legal fees paid to the lender of $8,000. The note is convertible into common shares of the Company upon an event of default, but in no prior to 180 days after the issuance date, at a rate of 61% of the lowest price for the preceding 20 trading days. The outstanding principal and accrued interest shall be paid in four monthly payments as follows: (i) $91,770 on April 15, 2027, (ii) $30,590 on May 15, 2027, (iii) $30,590 on June 15, 2027, and (iv) $30,590 on July 15, 2027.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following discussion and analysis compares our consolidated results of operations for three months ended September 30, 2026 (the “2026 Quarter”) with those for the three months ended September 30, 2025 (the “2025 Quarter”) and our consolidated results of operations for the nine months ended September 30, 2026 (the “2026 Period”) with those for the nine months ended September 30, 2025 (the “2025 Period”).

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

On October 15, 2025, the Company and Blackberry AIF (“BAIF”) entered into a memorandum of understanding (the “MOU”) for the purposes of organizing DC Estate Solutions Cayman Limited, a Cayman Island entity (“DC Estate Solutions”) which was organized by the Company on October 23, 2025. On November 6, 2025, DC Estate Solutions and BAIF entered into a share purchase agreement (the “SPV SPA”). DC Estate Solutions was initially owned and controlled 75% by the Company and 25% by BAIF. The principal of BAIF is Jose Mora. DC Estate Solutions has acquired five property leases, which were previously assigned to and held by BAIF, consisting of 100 hectares of land each located in the Spain cities of Malpica, Caceres, Vianos, Cordoba and Torrecampo (the “Spain Leases”). The Spain Leases are held by wholly owned subsidiaries of DC Estate Solutions. The Spain Leases are for an average term of 35 years at an initial total average cost of $96,000 per month for all sites. As a condition of each lease, the payments are subject to meeting certain milestones, such as obtaining favorable urban compatibility reports and connection points. Under the terms of the Spain Leases, the Company paid approximately $15,000 to the owners of the Cordoba site in 2026. No further payments are expected in 2026.

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

Pursuant to the JVA, DC Estate Solutions is owned and controlled 50.1% by the Company and 49.9% by BAIF. The purpose of the JVA is to manage and coordinate the development of high-performance computing data center (the “Data Centers”) sites on the properties governed by the Spain Leases. Substantially, all material decisions of the JVA and Joint Venture Company shall require the unanimous consent of the Company and BAIF. Under the JVA, the Company agreed to fund DC Estate Solutions with $3,500,000 USD as follows: (i) $250,000 USD, which was previously paid upon the execution of the MOU, (ii) $250,000 USD, which was previously paid upon execution of the SPV SPA, (iii) $375,000 USD paid on the effectiveness of a notarial public deed in Spain in connection with the transfer of the SPVs to the JVA on the date of effectiveness, and (iv) $2,625,000 USD payable in monthly installments of $125,000 USD commencing on March 1, 2026. The funds shall be distributed by DC Estate Solutions to BAIF. The Company also agreed to grant to BAIF, or its assignee, a non-qualified option to purchase up to 250,000,000 shares of the Company’s common stock (the “First Mora Option”) at an exercise price of $0.02 per share. The First Mora Option is fully vested and exercisable upon the grant date and terminates on the earlier of (i) five years following the date of the First Mora Option or (ii) the termination of the JVA.

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

As of the date of this report, we are approximately four months past due on the monthly installments payable to DC Estate Solutions for distribution to BAIF under the JVA and the Addendum in the aggregate amount of $900,000. If BAIF demands payment and we are unable to pay the past due amounts, BAIF may foreclose on the equity interests in the SPVs, and we may lose substantially all of our interest in the JVA, DC Estate Solutions, the SPVs and the Spain Leases.

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

In or around May 2025, the Company discovered that SAPL and ACL breached material representations and warranties under the Share Exchange. The Employment Agreement was terminated on or about September 1, 2025, upon Dr. Adler’s resignation. Pursuant to a letter dated December 8, 2025 and a complaint filed by the Company in the United States District Court for the Southern District of Florida, the Company intends to seek rescission of the Share Exchange and rescind the shares of Company common stock issued to ACL pursuant to the Share Exchange and the Company has sent notice to Dr. Adler for the termination of the option to purchase common stock issued to Dr. Adler under the Employment Agreement and the termination of such agreement for “cause” as defined under the agreement. Among other material breaches, without limitation, the Company has discovered that the real property and material assets of SAPL were encumbered at the time of the closing of the Share Exchange and remain encumbered and subject to liens. See Note 10 “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in this report.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements and impacts, see Note 2 to the unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Results of operations

Our operating expenses for the 2026 Quarter were $1,104,047 compared to $734,255, for the 2025 Quarter, an increase of 50%. In the 2026 Quarter, the Company incurred stock-based compensation expense of $35,624 compared to $166,500 for the 2025 Quarter. The stock-based compensation for the 2026 Quarter was related to value of common stock options in excess of the accrued expenses settled. The increase in operating expenses is a result of compensation in relation to the management of the joint venture operations.

Our other expense net for the 2026 Quarter was $407,073 compared to other income for the 2025 Quarter of $11,071,528. Other expenses in the 2026 Quarter were comprised primarily of $1,529,470 in interest expense and $1,121,849 for the gain on the change in fair value of derivative liabilities. Other expenses in the 2025 Quarter was a result of $5,869,219 in interest expense, comprised of $5,665,276 of day one charges related to the derivative liabilities offset by the $16,940,747 for the gain on the change in fair value of derivative liabilities.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Results of operations

Our operating expenses for the 2026 Period were $16,669,001 compared to $26,111,804, for the 2025 Period, a decrease of 36%. In the 2026 Period, the Company incurred stock-based compensation expense of $13,291,560 compared to $24,439,637 for the 2025 Period. The stock-based compensation for the 2026 period was related to common shares issued for acquisition related costs, shares issued to our director, and common stock options issued to a consultant compared to the 2025 Period which was related to shares issued to a consultant for services performed.

Our other income for the 2026 Period was $6,133,678 compared to other income of $11,749,715 for the 2025 Period. Other income in the 2026 Period was comprised primarily of $4,008,582 in interest expense and $10,140,764 for the gain on the change in fair value of derivative liabilities. Other income in the 2025 Period was comprised of $5,900,783 in interest expense, comprised of $5,665,276 of day one charges related to the derivative liabilities, $17,798,551 for the gain on the change in fair value of derivative liabilities and $148,053 on the loss on settlement of debt.

Liquidity and Capital Resources

As of November 12, 2026, the Company had approximately $20,000 of cash on hand. Historically, our liquidity was primarily derived from debt and equity investments from accredited investors. During the year ended December 31, 2025, we received an initial payment of approximately $303,000 for colocation services to be provided by the Company. In addition, during the year ended December 31, 2025, we sold 45,177,578 shares of restricted common stock to accredited investors in consideration of $500,000. On April 7, 2025, we executed the Share Exchange with SAPL. On October 15, 2025, we entered into the MOU with BAIF, and through DC Estate Solutions we subsequently acquired the five SPVs holding the Spain Leases pursuant to the SPV SPA. Effective January 22, 2026, we entered into the JVA, which amended and restated the MOU. Under the JVA, we are required to make minimum aggregate cash payments and contributions to DC Estate Solutions of $8,750,000, and we estimate that we will require approximately $5,000,000 of working capital to achieve Ready to Build status on all five sites. These obligations include monthly installments of $125,000 payable to DC Estate Solutions under the JVA commencing on March 1, 2026, until an aggregate of $2,625,000 has been paid, and, under the Addendum, additional monthly installments of $100,000 commencing on May 1, 2026 for a minimum of 24 months. Through November 12, 2026, we have paid an aggregate of $1,550,000 of these monthly installments, and $3,350,000 remains payable. As of the date of this report, we are approximately four months past due on these monthly installments in the aggregate amount of $900,000. If BAIF demands payment and we are unable to pay, we may lose substantially all of our interest in the JVA. We require significant funding to meet these obligations and to develop our HPC operations. Furthermore, potential legal proceedings relating to SAPL and its affiliates may cause us to incur significant expenses or liability. Adverse outcomes in such proceedings or claims could result in significant liabilities which may materially affect our financial condition, results of operations, or cash flows. We received cash proceeds of $1,327,000 from the issuance of convertible notes payable during 2025 and an additional $1,700,500 in 2026 through November 12, 2026. Subject to receiving funding, we expect that our operating expenses will increase as we attempt to develop our new HPC operations and we will devote additional resources toward new business opportunities. However, as set forth elsewhere in this report, our ability to develop our business and achieve our operational goals is dependent upon our ability to raise significant additional working capital. As the availability of this capital is unlikely, at this time, we are unable to quantify the expected increases in operating expenses in future periods.

On September 4, 2025, the Company also entered into a Securities Purchase Agreement (the “ELOC Agreement”) with an accredited investor purchaser. Pursuant to the ELOC Agreement, the Company agreed to sell, and the purchaser agreed to purchase up to $50,000,000 (the “Commitment Amount”) of the Company’s common stock, par value $0.001 per share (the “Purchase Shares”). We have received cash proceeds of $702,125 from the issuance of common shares during the nine months ended September 30, 2026.

Summary of cash flows

	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$(1,760,197)	$(352,479)
Net cash used in investing activities	$(431,000)	$(490,916)
Net cash provided by (used in) financing activities	$1,949,965	$1,143,720

During the 2026 Period and the 2025 Period, our sources and uses of cash were as follows:

Operating Activities

During the 2026 Period, cash used in operating activities of $1,760,197 primarily resulted from the net loss of $10,535,323 offset by stock-based compensation of $13,291,560, amortization of debt discount of $1,145,636, interest expense from derivative liabilities, default provisions and true-up obligations of $2,581,893 and the gain on the change in the fair value of derivative liabilities of $10,140,764.

During the 2025 period, cash used in operating activities of $352,479 primarily resulted from the Prepaid AI hosting services (customer deposits), offset by the net loss of $14,362,089 and stock-based compensation of $24,439,637, and change in the fair value of derivative liabilities of $17,798,551 and day one interest charge of $5,665,276.

Investing Activities

During the 2026 Period, the Company used $431,000 of cash for the development of the leased assets in the joint venture with DC Estate Solutions under the JVA.

During the 2025 Period, the Company paid $47,916 of cash for assets in the construction of the HPC facility, $183,000 in connection with the acquisition of SAPL, and advanced $260,000 of cash for working capital needs in connection with the business acquisition of BAIF for purposes of financing the construction of the HPC facility.

Financing Activities

During the 2026 Period, the Company received $877,135 in cash proceeds in connection with the sale of shares of common stock of the Company pursuant to the ELOC Agreement and private placements, and $1,550,500 in proceeds from convertible notes payable, offset by repayments of convertible notes of $477,670.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Our “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2025 and Form 8-K Current Report dated April 13, 2026 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in the Form 10-K for the fiscal year ended December 31, 2025.

We are delinquent on certain payment obligations to BAIF under the JVA and, if BAIF demands payment and we are unable to pay, we may lose substantially all of our interest in the JVA.

Under the JVA and the Addendum, we are required to make monthly installment payments to DC Estate Solutions, which are distributed to BAIF, and DC Estate Solutions’ equity interests in the SPVs that hold the Spain Leases are subject to our making these payments. As of the date of this report, we are approximately four months past due on these payments in the aggregate amount of $900,000. If BAIF demands payment and we are unable to pay the past due amounts, BAIF may exercise its remedies under the JVA, including foreclosing on our equity interests in the SPVs, and we may lose substantially all of our interest in the JVA, DC Estate Solutions, the SPVs and the Spain Leases. Our interest in the JVA is the foundation of our current business plan to develop HPC data centers, and the loss of that interest would have a material adverse effect on our business, financial condition, results of operations and prospects and could cause our stockholders to lose all or substantially all of their investment. We do not currently have committed financing to satisfy the payments and there can be no assurance that we will be able to obtain such financing or a waiver or forbearance from BAIF on acceptable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as otherwise previously disclosed or provided below or previously disclosed in our SEC reports, there were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2026.

During the three months ended September 30, 2026, the Company issued an aggregate total of 1,558,438,423 shares of restricted common stock to five accredited investors in consideration of the conversion of approximately $622,631 in principal and interest on outstanding convertible notes payable. The shares were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and contain a legend restricting their transferability, absent registration or applicable exemption.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2026, the Company was in default under the four unsecured promissory notes described below, each of which matured without being repaid in full. The Company has not repaid the outstanding principal and interest on any of these notes, and each default is continuing as of the date of this Quarterly Report. The holders of these notes have not, as of the date of this Quarterly Report, accelerated or commenced any action to collect the amounts owed, but they may do so at any time.

LGH Investments, LLC Note. On September 18, 2025, the Company entered into a securities purchase agreement with LGH Investments, LLC, an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $115,000. The note incurred a one-time interest charge of 10% equal to $9,200, which was added to the principal balance, and had a maturity date of September 18, 2026. As of September 30, 2026, the balance on the note is $30,250, and the note has matured and is in default. As of the date of this Quarterly Report, the total arrearage on the note is $30,250.

ClearThink Capital Partners, LLC Note dated September 30, 2025. On October 3, 2025, the Company entered into a securities purchase agreement dated September 30, 2025 with ClearThink Capital Partners, LLC, an accredited investor, pursuant to which the Company sold an unsecured original issue discount promissory note in the principal amount of $287,500. The note incurred a one-time interest charge of 12% equal to $34,500, which was added to the principal balance, and had a maturity date of August 31, 2026. Upon maturity, the Company incurred a default penalty of $162,750. As of September 30, 2026, the balance on the note is $354,700, and the note has matured and is in default. As of the date of this Quarterly Report, the total arrearage on the note is $354,700.

ClearThink Capital Partners, LLC Second Promissory Note. On October 9, 2025, the Company entered into a second promissory note with ClearThink Capital Partners, LLC, in the principal amount of $115,000. The note incurred a one-time interest charge of 12% equal to $13,800, which was added to the principal balance, and had a maturity date of August 31, 2026. As of September 30, 2026, the balance on the note is $128,800, and the note has matured and is in default. As of the date of this Quarterly Report, the total arrearage on the note is $128,800

IG Holdings Inc. Note. On June 3, 2026, the Company issued a convertible promissory note to IG Holdings Inc., an accredited investor, in the aggregate principal amount of $300,000. The note incurred a one-time interest charge of 12% equal to $50,000, which was added to the principal balance, and had a maturity date of August 3, 2026. As of September 30, 2026, the balance on the note is $350,000, and the note has matured and is in default. As of the date of this Quarterly Report, the total arrearage on the note is $350,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 13, 2026

EDGEMODE, INC.

By: /s/ Charles Faulkner

Charles Faulkner

Chief Executive Officer

(Principal Executive Officer)

By: /s/Simon Wajcenberg

Simon Wajcenberg

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger and Reorganization +	8-K	12/8/2021	2.1
2.2	Share Exchange Agreement effective April 7, 2025 by and between Edgemode, Inc., Synthesis Analytics Production Ltd. and Adler Capital Limited	8-K	4/8/2025	2.1
3.1	Certificate of Incorporation, as Amended and Restated	10-K	4/12/2022	3.1
3.1(a)	Certificate of Amendment Increase in Authorized Common Stock effective April 7, 2025	8-K	4/8/2025	3.1
3.1(b)	Certificate of Amendment Increase in Authorized Common Stock effective August 13, 2026				Filed
3.2	Bylaws	8-K	2/7/2022	3.2
3.2(a)	Amendment No. 1 to the Bylaws	8-K	4/15/2022	3.1
3.3	Certificate of Designation of Series D Preferred Stock	8-K	12/11/2025	3.1
3.4	Memorandum of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.1
3.5	Articles of Association of DC Estate Solutions Cayman Limited dated October 23, 2025	8-K	1/28/26	3.2
10.1	Cordoba Land Lease Agreement dated July 18, 2024 by and between Antonio Perez and Jose Mora	10-Q	11/14/2025	10.18
10.2	Vianos Land Lease Agreement dated November 4, 2024 by and between Jose Garcia and Jose Mora	10-Q	11/14/2025	10.19
10.3	Torrecampo Land Lease Agreement dated March 3, 2025 by and between Julian Cabrera and Jose Mora	10-Q	11/14/2025	10.20
10.4	Malpica Land Lease Agreement dated February 24, 2025 by and between Francisco Partearroyo and Jose Mora	10-Q	11/14/2025	10.21
10.5	Caceres Land Lease Agreement dated May 26, 2025 by and between Antonio Andrada Partearroyo and Jose Mora	10-Q	11/14/2025	10.22
10.6	Vianos Land Lease Assignment Agreement dated December 18, 2024 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.23
10.7	Malpica Land Lease Assignment Agreement dated March 6, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.24
10.8	Torrecampo Land Lease Assignment Agreement dated March 25, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L	10-Q	11/14/2025	10.25
10.9	Cordoba Land Lease Assignment Agreement dated March 20, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.26
10.10	Caceres Land Lease Assignment Agreement dated May 29, 2025 by and between NGE Spain Solia Renewables SL and Blackberry AIF S.L.	10-Q	11/14/2025	10.27

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
10.11	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Cordoba S.L.	10-Q	11/14/2025	10.28
10.12	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Vianos S.L.	10-Q	11/14/2025	10.29
10.13	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Torrecampo S.L.	10-Q	11/14/2025	10.30
10.14	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Malpica S.L.	10-Q	11/14/2025	10.31
10.15	Land Lease Assignment Agreement dated October 10, 2025 by and between Blackberry AIF S.L. and DC Estate Caceres S.L.	10-Q	11/14/2025	10.32
10.16	Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 22, 2026	8-K	1/28/2026	10.1
10.17	Stock Option Grant dated January 22, 2026	8-K	1/28/2026	10.2
10.18	Addendum to Joint Venture Agreement by and among Edgemode, Inc., Blackberry, AIF and DC Estate Solutions Cayman Limited dated January 27, 2026	8-K	1/28/2026	10.3
10.19	Second Addendum to Joint Venture Agreement, as amended, by and among Edgemode, Inc., Blackberry AIF, S.L. and DC Estate Solutions Cayman Limited dated March 23, 2026	8-K	3/24/2026	10.1
10.20	Securities Purchase Agreement between Edgemode, Inc. and investor effective June 3, 2026	8-K	6/9/2026	10.1
10.21	Promissory Note issued by Edgemode, Inc. in favor of investor issued June 3, 2026	8-K	6/9/2026	10.2
10.22	Non-Binding Offer by and between Edgemode, Inc. and Spark AI Foundry Holdings LLC dated June 24, 2026	8-K	6/29/2026	10.1
10.23	Form of Standstill Agreement	8-K	6/29/2026	10.2
10.24	Term Sheet by and between Edgemode, Inc. and Pure Data Centres Group Limited dated July 1, 2026	8-K	7/6/2026	10.1
10.26	Exclusivity Letter by and between Edgemode, Inc. and Pure Data Centres Group Limited dated July 1, 2026	8-K	7/6/2026	10.2
10.27	Securities Purchase Agreement between Edgemode, Inc. and Vanquish Funding Group Inc. dated July 8, 2026	8-K	7/14/2026	10.1
10.28	Promissory Note issued by Edgemode, Inc. in favor of Vanquish Funding Group Inc. dated July 8, 2026	8-K	7/14/2026	10.2
10.29	Leakout Agreement by and among Edgemode, Inc. and certain Lenders dated July 14, 2026	8-K	7/15/2026	10.1
10.30	Securities Purchase Agreement between Edgemode, Inc. and ClearThink Capital Partners, LLC dated July 9, 2026	8-K	8/21/2026	10.1

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
10.31	Promissory Note issued by Edgemode, Inc. in favor of ClearThink Capital Partners, LLC dated July 9, 2026	8-K	8/21/2026	10.2
31.1	CEO Certification (302)				Filed
31.2	CFO Certification (302)				Filed
32.1	CEO Certification (906)				Furnished
32.2	CFO Certification (906)				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

